Form 10-Q
period 1999-09-30
DATA RETURN CORP
filed 1999-12-10
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 0-27801

                            DATA RETURN CORPORATION
            (Exact name of registrant as specified in its charter)

            Texas                                             75-2725988
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                        222 West Las Colinas Boulevard,
                                   Suite 450
                              Irving, Texas 75039
                  (Address, including zip code, of principal
                              executive offices)

                                (972) 869-0770
                  (Registrant's telephone number, including
                                  area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES                     NO    X
     -----                  -----

The registrant had 35,398,004 shares of Common Stock, par value $.001 per share, outstanding as of December 9, 1999.

PART I - FINANCIAL INFORMATION


Item 1. Condensed Financial Statements                                      Page
                                                                            ----

        Condensed Balance Sheets at September 30, 1999 (Unaudited) and        2
             March 31, 1999

        Condensed Statements of Operations for the three months and
             six months ended September 30, 1999 and 1998 (Unaudited)         3

        Condensed Statements of Cash Flows for the six months ended
             September 30, 1999 and 1998 (Unaudited)                          4

        Notes to Condensed Financial Statements (Unaudited)                   5

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk           27


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     29

        Signatures                                                           30

                         PART I - FINANCIAL INFORMATION.

                             Data Return Corporation
                            Condensed Balance Sheets



                                                September 30,     March 31,
                                                    1999            1999
                                                -------------   -------------
                                                 (Unaudited)       (Note 1)
Assets
Current assets:
Cash                                              $ 6,700,200     $   842,800
Restricted cash                                           -           125,000

  Accounts receivable, net of allowance for
    doubtful accounts of $154,400 and $20,100,
    at September 30, 1999 and March 31, 1999,
    respectively                                    1,128,300         368,400
  Prepaid expenses                                    155,200          28,200
                                                  -----------     -----------
Total current assets                                7,983,700       1,364,400
  Property and equipment, net                       4,327,800         826,000
  Other assets                                        574,400          23,300
                                                  -----------     -----------
Total assets                                      $12,885,900     $ 2,213,700
                                                  ===========     ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                $ 2,837,400     $   288,900
  Accrued expenses                                  1,091,700         132,900
  Deferred revenue                                    677,100         286,100
  Notes payable and capital lease obligations         159,500          95,200
                                                  -----------     -----------
Total current liabilities                           4,765,700         803,100

Notes payable and capital lease obligations           260,000         166,000
Commitments and contingencies                             -               -
Shareholders' equity:
  Preferred stock, $.001 par value; 20,000,000
    shares authorized, none issued or
    outstanding                                           -               -
  Common stock, $.001 par value; 100,000,000
    shares authorized; 27,755,958 and
    20,551,600 issued and outstanding at
    September 30, 1999 and March 31, 1999,
    respectively                                       27,800          20,600
  Additional paid-in capital                       18,635,000       3,893,100
  Prepaid broadband services                       (5,000,000)            -
  Deferred stock compensation                      (1,771,900)     (1,194,900)
  Accumulated deficit                              (4,030,700)     (1,474,200)
                                                  -----------     -----------
Total shareholders' equity                          7,860,200       1,244,600
                                                  -----------     -----------
Total liabilities and shareholders' equity        $12,885,900     $ 2,213,700
                                                  ===========     ===========

           See accompanying notes to Condensed Financial Statements.

                             Data Return Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                     Three Months Ended           Six Months Ended
                                        September 30,               September 30,
                                        -------------               -------------
                                     1999          1998          1999          1998
                                     ----          ----          ----          ----
Revenues                         $ 1,725,600   $   365,700   $ 2,953,100   $   646,500

Costs and expenses:
  Cost of revenue                  1,281,600       242,800     1,771,100       447,700
  General and administrative       1,223,900       211,200     2,089,500       424,400
  Marketing and sales              1,067,200       165,100     1,451,700       270,200
  Stock based compensation           157,700        85,800       297,200       170,400
                                 -----------   -----------   -----------   -----------
Total costs and expenses           3,730,400       704,900     5,609,500     1,312,700
                                 -----------   -----------   -----------   -----------
Loss from operations              (2,004,800)     (339,200)   (2,656,400      (666,200)
Other income (expense):
  Interest income                     88,600         5,400       111,500        11,600
  Interest expense                    (5,500)       (2,700)      (11,600)       (3,800)
                                 -----------   -----------   -----------   -----------
Net Loss                         $(1,921,700)  $  (336,500)  $(2,556,500)  $  (658,400)
                                 ===========   ===========   ===========   ===========

Net loss per common share:

  Basic and diluted              $     (0.07)  $     (0.02)  $    (0.10)   $     (0.04)
                                 ===========   ===========   ===========   ===========

Shares used in computing
basic and diluted net loss
per share                         26,537,493    17,592,600    24,427,167    17,592,600
                                 ===========   ===========   ===========   ===========

            See accompanying notes to Condensed Financial Statements.

                             Data Return Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                Six Months Ended September 30,
                                                ------------------------------
                                                    1999              1998
                                                    ----              ----
Operating activities:
Net Loss                                        $(2,556,500)      $  (658,400)

Adjustments to reconcile net loss to net
  cash provided by (used in) operations:
  Noncash items included in net loss:
     Depreciation and amortization                  268,900            42,100
     Stock based compensation expense               297,200           170,400
     Provision for bad debts                        209,900                --
  Changes in assets and liabilities:
     Accounts receivable                           (969,800)          (68,100)
     Prepaids and other assets                     (678,100)          (16,800)
     Accounts payable                             2,548,500           100,900
     Accrued expenses                               958,800            (6,300)
     Deferred revenue                               391,000            43,500
                                                -----------       -----------
Net cash provided by (used in) operations           469,900          (392,700)
                                                -----------       -----------

Investing activities:
  Capital expenditures                           (3,770,800)         (245,100)
  Release of restricted cash                        125,000                --
  Investment of restricted cash                          --          (125,000)
                                                -----------       -----------
Net cash used in investing activities            (3,645,800)         (370,100)
                                                -----------       -----------

Financing activities:
  Proceeds from notes payable                       202,300            56,800
  Payments on notes payable and capital
    lease obligations                               (44,000)          (12,400)
  Net proceeds from issuance of stock             8,875,000           500,000
                                                -----------       -----------
Net cash provided by financing activities         9,033,300           544,400
                                                -----------       -----------

Net increase (decrease) in cash                   5,857,400          (218,400)

  Beginning cash                                    842,800           473,800
                                                -----------       -----------
  Ending cash                                   $ 6,700,200       $   255,400
                                                ===========       ===========

           See accompanying notes to Condensed Financial Statements.

                             Data Return Corporation
                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.   Organization and Basis of Presentation

Organization

          Data Return Corporation (the "Company") was incorporated in August 1997 under the laws of the State of Texas and commenced operations on September 22, 1997 (inception). The Company primarily provides advanced Microsoft Internet hosting services to businesses, web site developers and other organizations. The Company's advanced Microsoft hosting services enable its customers to establish and maintain e-commerce and other applications through which they can conduct transactions and manage information on a worldwide basis over the Internet.

          The Company's computer equipment, principally servers, is primarily located in separate facilities owned by two of its vendors. The vendors provide data center facilities and bandwidth connectivity to the Company on a contractual basis.

Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three- and six-month periods ended September 30, 1999 are not necessarily an indication of the results that may be expected for the year ending March 31, 2000.

          The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Prospectus dated October 27, 1999.

2.   Net loss Per Share

          The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by income
(loss) available to common shareholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

3.   Recent Accounting Pronouncements

          On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB is effective for the first fiscal quarter beginning after December 15, 1999, which will be the Company's fourth quarter. The Company has not evaluated the impact of this SAB on its financial reporting or results of operations.

4.   Property and Equipment

          Property and equipment consists of the following:

                                                           SEPTEMBER 30, 1999      MARCH 31, 1999
                                                           ------------------      --------------
           Electronics and computer equipment                  $ 3,741,000           $   852,600
           Computer software                                       249,800                39,400
           Furniture and equipment                                 377,500                14,800
           Leasehold improvements                                   72,200                10,600
           Capital leases--equipment                               298,700                51,100
                                                               -----------           -----------
                                                                 4,739,200               968,500
           Less accumulated depreciation and amortization         (411,400)             (142,500)
                                                               -----------           -----------
                                                               $ 4,327,800           $   826,000
                                                               ===========           ===========

5.   Accrued Expenses

          Accrued expenses consist of the following:

                                         SEPTEMBER 30, 1999      MARCH 31, 1999
                                         ------------------      --------------
           Placement fee                     $   426,800           $       --
           Bonuses                               337,800               42,800
           Deferred compensation                  40,000               40,000
           Commissions                            58,000               20,800
           Other                                 229,100               29,300
                                             -----------           ----------
                                             $ 1,091,700           $  132,900
                                             ===========           ==========

6.   Shareholders' Equity

Issuance of Common Stock

        During the six month period ending September 30, 1999, the Company issued 5,251,418 shares of common stock to private investors for net proceeds of $8.9 million, including a $3 million investment by Compaq Computer Corporation.

Microsoft Agreements

          On September 3, 1999, the Company entered into a five-year Development, License and Co-Marketing Agreement with Microsoft Corporation. Under the agreement, the Company will deliver initial proprietary installation tools for three specific applications which are used on Microsoft NT. Modifications to the tools will be cross licensed between Data Return and Microsoft. The Company will also train Microsoft's employees and customers in the use of the tools. Microsoft has the sole right to terminate the agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis. Also as part of the agreement, Microsoft will provide up to one hundred hours of technical consulting and writing services during the development of the tools. Microsoft has the right to review certain installation tools that the Company may develop over the next five years and to receive a percentage of any revenues earned from the licensing or exploitation of those tools.

          In addition, on September 3, 1999, the Company agreed to sell $5.0 million of its common stock to Microsoft Corporation for a per share purchase price equal to the lesser of the midpoint of the lowest filing range and the price to the public. Microsoft also acquired a warrant to purchase $3.75 million of the Company's common stock at the same per share purchase price for no additional cash consideration.

Level 3 Agreements

     The Company entered into a Strategic Marketing and Sales Agreement with Level 3 on July 1, 1999. The Strategic Marketing and Sales Agreement provides that the Company will acquire most of its requirements for co-location space, technical assistance, broadband service and private line service (collectively the "Services") over a five year period commencing with the date of the agreement, which are substantially similar or perform substantially the same function as the Services from Level 3. The prices the Company will pay Level 3 for the Services over the term of the Agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. The Agreement also provides for joint sales and marketing efforts between the Company and Level 3, including cross training of personnel, and provides that Level 3 will designate the Company as a preferred provider for Advanced Microsoft Hosting Service. The Company will pay commissions to Level 3 personnel for new customers generated by their leads.

The Company's annual commitment for the Services is as follows for its year ended March 31:

                      2000                              $    400,000
                      2001                                 1,000,000
                      2002                                 1,400,000
                      2003                                 2,000,000
                      2004                                 3,200,000
                      2005                                 2,000,000
                                                        ------------
                                                        $ 10,000,000
                                                        ============

          Payments for the minimum annual purchase commitments will be required regardless of whether the Company uses the Services. The Company can apply the $5.0 million credit described below beginning on January 1, 2001 to purchases in excess of the minimum annual commitments required by the Strategic Marketing and Sales Agreement. Pricing of the Services will be based on Level 3's established market prices at the time the service is provided.

     On July 26, 1999, Level 3 Communications, Inc. ("Level 3") acquired 1,952,940 shares of the Company's common stock in exchange for a $5.0 million credit to be applied to the purchase of future broadband services. The Company has recorded the prepaid broadband services acquired in the agreement as a contra equity account which will be amortized to cost of revenue as the broadband services are used and paid for with the credit. The credit can be applied as payment for services in excess of the minimum purchases required under the Strategic Marketing and Sales Agreement (see above) beginning on January 1, 2001. The Company has a limited right to reacquire the stock in the event that Level 3 fails to fulfill its obligations under the Service Credit Agreement or fails to deliver the broadband services pursuant to the terms of the Service Credit Agreement. The number of shares subject to the Company's right to reacquire the stock will be reduced pro rata in each quarter of calendar year 2001 by the greater of the credit applied to future purchases of bandwidth or 25% of the total shares. The stock can be reacquired by the Company at the original purchase price by the Company's forgiveness of the remaining balance of the credit. In the event the Company's right to reacquire the stock is exercised, Level 3 is required to pay the Company $750,000, reduced ratably, based on the amount of bandwidth credit used by the Company.

ASP and Server Agreement

          In connection with the equity investment by Compaq, the Company entered into an agreement with Compaq to purchase the lesser of 2,000 servers or the number of servers reasonably necessary to operate the Company's business. The requirement to purchase the servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the servers being reasonably satisfactory to the Company and upon Compaq's commitment to deliver these servers on the schedule the Company requests.

Stock Options

          Certain employees of the Company were granted options pursuant to the Company's 1998 Stock Option Plan and an employment agreement to purchase 5,729,900 shares of the Company's common stock at less than fair market value. The Company recorded deferred stock compensation of $874,200 for the six-month period ended September 30,1999 for the difference between the exercise price and the deemed fair value of the Company's common stock underlying certain option grants. The vesting period for 4,700,775 of these options accelerates to the effective date of any registration statement filed by the Company. In connection with the acceleration of vesting, the Company expects to record an additional charge of approximately $1.2 million in the third quarter related to the stock based compensation. The deferred stock compensation is being amortized over the vesting period of the individual options, generally four years. The stock compensation expense charged to income amounted to $297,200 and $170,400 for the six-month periods ended September 30, 1999 and 1998, respectively.

          In July 1999, the Company adopted the 1999 Long-Term Incentive Plan. The Plan provides for the issuance of up to 3,228,000 options to acquire its common stock.

Stock Split

          On September 10, 1999, the Board of Directors approved a 269 for 1 split of the Company's common stock. All share and per share amounts have been retroactively restated to reflect the effect of the stock split.

Shareholder Rights Plan

          On September 27, 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") and declared a dividend of one preferred stock purchase right for each share of common stock. Each right entitles its registered holder to purchase one one-hundredth of a share of newly designated series A junior participating preferred stock at a purchase price of $100.00. The rights are attached to and trade with shares of the Company's common stock, including future issuances of common stock. The rights are not currently exercisable and become exercisable upon the earlier to occur of (a) the public announcement that a person or group of persons has acquired 15% or more of the Company's common stock, except in connection with an offer approved by the Board of Directors, or
(b) the close of business on the tenth business day, or a later date determined by the Board of Directors, after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person or group of persons acquiring 15% or more of the Company's common stock. In the event the rights become exercisable, each holder of a right (except the Acquiring Person, as defined by the Plan) will have the right to receive shares of the Company's common stock having a market value of two times the exercise price of the right. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning power, each holder of a right may receive common stock of the acquiring company having a market value equal to two times the exercise price of the right. The rights expire September 27, 2009. Each share of series A junior participating preferred stock has dividend, liquidation and voting rights equal to those of 100 shares of the Company's common stock.
The series A junior participating preferred stock is not redeemable.

7.   Subsequent Events

Closing of Microsoft Transaction

          On October 28, 1999 the Company closed the equity transition with Microsoft. The Company issued 454,546 shares of its common stock and an immediately exercisable five year warrant to acquire an additional 340,910 shares of its common stock for $11 per share as a result of its agreement with Microsoft. The Company will record an asset of $2.1 million, which is the value of the warrant as estimated using a Black Scholes pricing model. The asset will be amortized to expense over the expected period of benefit. The Company will periodically evaluate the recoverability of the asset over the 5 year term of the agreement.

Initial Public Offering

The Company completed its initial public offering on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $86.9 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion of the financial condition and results of operations of Data Return should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under "Factors Affecting Future Operating Results." We disclaim any obligation to update information contained in any forward-looking statement. See "Forward-Looking Statements."

Overview

          Data Return provides advanced Internet hosting services based on Microsoft technologies. We provide these services to businesses seeking to outsource the deployment, maintenance and support of their complex web sites. Our services include providing, configuring, operating and maintaining the hardware, software and network technologies necessary to implement and support these web sites.

          Our business is rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are indicative of future results.

          Currently, we derive substantially all of our revenues from advanced hosting services. We also derive a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting revenues are generated from recurring monthly fees. The remainder are derived from one-time set-up fees for installation. Revenues are billed on a monthly basis and are recognized as the service is performed. Most of our customer agreements may be canceled on 30 days' notice.

     Our expenses are comprised of:

     . cost of revenue, which consists primarily of compensation and related expenses for technical operations, broadband services expenses, space in data centers and depreciation of equipment;

     . general and administrative, which consists primarily of compensation and related expenses and occupancy costs;

     . marketing and sales, which consists primarily of advertising and compensation and related expenses; and

     . stock based compensation, which relates to employee options granted at prices less than fair market value.

     We have incurred significant losses since our inception and, as of September 30, 1999, had an accumulated deficit of approximately $4.0 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Results of Operations

Comparison of three-month periods ended September 30, 1999 and 1998

Revenues

          Our revenues increased $1,359,900 to $1,725,600 for the three-month period ended September 30, 1999 from $365,700 for the three-month period ended September 30, 1998. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. We increased our marketing and sales personnel to 26 at September 30, 1999 from four at September 30, 1998.

Cost of revenue

          Our cost of revenue increased $1,038,800 to $1,281,600, or 74.3% of revenue, during the three-month period ended September 30, 1999 from $242,800, or 66.4% of revenue, during the three-month period ended September 30, 1998. The increase in cost of revenue over the two periods was due primarily to increases in personnel and related costs, including employee recruiting fees, contract personnel, depreciation and bandwidth. Personnel and related expenses increased approximately $514,000 to $633,200, or 49.4% of cost of revenue, for the three-month period ended September 30, 1999 from $119,200 for the three-month period ended September 30, 1998, as we increased our systems and customer support personnel to 66 at September 30, 1999 from 11 at September 30, 1998. Contract labor expense increased to $133,700 for the three-month period ended September 30, 1999 from zero for the three-month period ended September 30, 1998. Depreciation expense increased approximately $120,700 to $139,200 for the three-month period ended September 30, 1999 as we added approximately $3.8 million in computer and related equipment since September 30, 1998. Our broadband services expenses increased $148,500 to approximately $231,300 for the three-month period ended September 30, 1999 from $82,800 for the three-month period ended September 30, 1998, to support our increased business activities. We expect our cost of revenue to continue to increase in conjunction with the growth of our overall business.

General and administrative

          General and administrative expense increased $1,012,700 to $1,223,900, or 70.9% of revenue, during the three-month period ended September 30, 1999 from $211,200, or 57.8% of revenue, for the three-month period ended September 30, 1998. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel expenses and professional services expenses. Personnel and related expenses increased $628,600 to $684,900, or 56.0% of general and administrative expenses, for the three-month period ended September 30, 1999 from $111,300 for the three-month period ended September 30, 1998. We increased our number of employees in general and administrative functions to 23 employees at September 30, 1999 from 5 employees at September 30, 1998. Travel expenses increased approximately $60,500 to $68,700 for the three-month period ended September 30, 1999 from $8,200 in the comparable period in 1998. Professional services fees increased approximately $60,300 to $62,000 for the three-month period ended September 30, 1999 from $1,700 in the comparable period in 1998. Bad Debt expense increased to $150,000 during the three-month period ended September 30, 1999 from zero in the comparable period in 1998.

Marketing and sales

          Marketing and sales expense increased $902,100 to $1,067,200, or 61.8% of revenue, during the three-month period ended September 30, 1999 from $165,100, or 45.1% of revenue, during the three-month period ended September
30, 1998. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including employee recruiting fees and advertising costs. Personnel and related expenses increased $663,200 to $745,600, or 69.9% of marketing and sales expense, from $82,400 for the three-month period ended September 30, 1998. Advertising costs increased $180,500 to $256,900 for the three-month period ended September 30, 1999 from $76,400 for the three-month period ended September 30, 1998. We increased our marketing and sales personnel to 26 at September 30, 1999 from four at September 30, 1998. We intend to significantly increase our marketing and sales expenditures during the remainder of fiscal 2000.

Stock based compensation

          Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock based compensation totaled $157,700 for the three-month period ended September 30, 1999 and $85,800 for the three-month period ended September 30, 1998. The amortization of stock based compensation is based on the vesting schedule of stock options held by the Company's employees. We recorded no additional deferred stock compensation during the three-month period ended September 30, 1999. We expect to record an additional charge of approximately $1.2 million in the third quarter related to stock-based compensation for options whose vesting was accelerated upon completion of our initial public offering.

Other income (expense)

          Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $66,200 to $88,600 for the three-month period ended September 30, 1999 from $5,400 for the three-month period ended September 30, 1998. This increase was due primarily to the closing of private placements of equity securities in during the first two quarters of fiscal 2000, which resulted in larger cash balances available for investment. During the three-month periods ended September 30, 1999 and 1998, we incurred interest expense in the amount of $5,500 and $2,700, respectively.

Income taxes

          No provision for federal income taxes has been recorded as we have incurred net operating losses since our inception. We have recorded a valuation reserve against all of our net deferred tax asset, which is primarily attributable to net operating loss carryforwards, due to uncertainty that we will generate sufficient taxable income during the carryforward period to realize the benefit of our net deferred tax asset.

Net Loss

          Net loss increased $1,585,200 to $1,921,700 for the three-month period ended September 30, 1999 from $336,500 for the three-month period ended September 30, 1998. As more fully discussed above, the increased net loss is primarily attributable to increased costs related to the overall growth of our business.

EBITDA

          EBITDA, as defined below, decreased $1,441,500 to negative $1,667,300 for the three-month period ended September 30, 1999 from negative $225,800 for the three-month period ended September 30, 1998. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in the third and fourth quarters of our fiscal year 2000. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses during our planned expansion.

          EBITDA consists of loss from operations before depreciation and amortization, including amortization of unearned stock based compensation. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future working capital requirements.


Comparison of six-month periods ended September 30, 1999 and 1998

Revenues

          Our revenues increased $2,306,600 to $2,953,100 for the six-month period ended September 30, 1999 from $646,500 for the six-month period ended September 30, 1998. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. We increased our marketing and sales personnel to

26 at September 30, 1999 from four at September 30, 1998.

Cost of revenue

         Our cost of revenue increased $1,323,400 to 1,771,100, or 60.0% of revenue, during the six-month period ended September 30, 1999 from $447,700, or 69.2% of revenue, during the six-month period ended September 30, 1998. The increase in cost of revenue over the two periods was due primarily to increases in personnel and related expenses, including employee recruiting fees, contract personnel, depreciation and bandwidth. Personnel and related expenses increased approximately $638,700 to $858,300, or 48.5% of cost of revenue, for the six-month period ended September 30, 1999 from $219,600 for the six-month period ended September 30, 1998, as we increased our systems and customer support personnel to 66 at September 30, 1999 from eleven at September 30, 1998. Contract labor expense increased to $133,700 for the six-month period ended September 30, 1999 from zero for the six-month period ended September 30, 1998. Depreciation expense increased approximately $191,400 to $214,600 for the six-month period ended September 30, 1999 as we added approximately $3.8 million in computer and related equipment since September 30, 1998. Our broadband services expenses increased $223,100 to approximately $376,500 for the six-month period ended September 30, 1999 from $153,300 for the six-month period ended September 30, 1998, to support our increased business activities. We expect our cost of revenue to continue to increase in conjunction with the growth of our overall business.

General and administrative

          General and administrative expense increased $1,665,100 to $2,089,500, or 70.8% of revenue, during the six-month period ended September 30, 1999 from $424,400, or 65.6% of revenue, for the six-month period ended September 30, 1998. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel expenses, professional services expenses and other expenses. Personnel and related expenses increased $1,010,600 to $1,229,000, or 58.8% of general and administrative expenses, for the six-month period ended September 30, 1999 from $218,400 for the six-month period ended September 30, 1998. We increased our number of employees in general and administrative functions to 23 employees at September 30, 1999 from five employees at September 30, 1998. Travel expenses increased approximately $89,800 to $109,200 for the six-month period ended September 30, 1999 from $19,400 in the comparable period in 1998. Professional services fees increased approximately $122,800 to $127,800 for the six-month period ended September 30, 1999 from $5,000 in the comparable period in 1998. Other expenses increased approximately $279,400 to $309,600 for the six-month period ended September 30, 1999 from $30,200 in the comparable period in 1998. Bad Debt expense increased to $209,900 for the six-month period ended September 30, 1999 from zero in the comparable period in 1998.

Marketing and sales

          Marketing and sales expense increased $1,181,500 to $1,451,700, or 49.2% of revenue, during the six-month period ended September 30, 1999 from $270,200, or 41.8% of revenue, during the six-month period ended September 30, 1998. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including recruiting fees and advertising costs. Personnel and related expenses increased $858,900 to $990,300, or 68.2% of marketing and sales expense, from $131,400 for the six-month period ended September 30, 1998. Advertising costs increased $268,500 to $396,700 for the six-month period ended September 30, 1999 from $128,200 for the six-month period ended September 30, 1998. We increased our marketing and sales personnel to 26 at September 30, 1999 from four at September 30, 1998. We intend to significantly increase our marketing and sales expenditures during the remainder of fiscal 2000.

Stock based compensation

          Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock based compensation totaled $297,200 for the six-month period ended September 30, 1999 and $170,400 for the six-month period ended September 30, 1998. The amortization of stock based compensation is based on the vesting schedule of stock options held by the Company's employees. We recorded additional deferred stock compensation of $874,100 during the six-month period ended September 30, 1999.

Other income (expense)

          Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $99,900 to $111,500 for the six-month period ended September 30, 1999 from $11,600 for the six-month period ended September 30, 1998. This increase was due primarily to the closing of private placements of equity securities during the first two quarters of fiscal 2000, which resulted in larger cash balances available for investment. During the six-month period ended September 30, 1999 and 1998, we incurred interest expense in the amount of $11,600 and $3,800, respectively.

Income taxes

          No provision for federal income taxes has been recorded as we have incurred net operating losses since our inception. We have recorded a valuation reserve against all of our net deferred tax asset, which is primarily attributable to net operating loss carryforwards, due to uncertainty that we will generate sufficient taxable income during the carryforward period to realize the benefit of our net deferred tax asset.

Net Loss

          Net loss increased $1,898,000 to $2,556,500 for the six month period ended September 30, 1999 from $658,400 for the six month period ended September 30, 1998. As more fully discussed above, the increased net loss is primarily attributable to increased costs related to the overall growth of our business.

EBITDA

          EBITDA, as defined below, decreased $1,636,000 to negative $2,090,100 for the six-month period ended September 30, 1999 from negative $454,100 for the six-month period ended September 30, 1998. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in the third and fourth quarter of fiscal 2000. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses as we attempt to grow our business.

          EBITDA consists of loss from operations plus depreciation and amortization, including amortization of unearned stock based compensation. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future working capital requirements.

Liquidity and Capital Resources

          We have historically financed our operations primarily through sales of equity securities. Our cash balances increased by approximately $5.9 million during the six months ended September 30, 1999 to $6.7 million. This net change is primarily a result of net proceeds of $8.9 million from the sale of our common stock, primarily offset by our investment in property and equipment of approximately $3.8 million during the six month period ended September 30, 1999. Our investment in property and equipment consisted primarily of installation of network infrastructure equipment and purchases of furniture and equipment for new employees. In early November, we consummated our initial public offering, which consisted of the sale of 7,187,500 shares of our common stock including the underwriters overallotment. As a result of this offering, we received net proceeds of $86.9 million also in late October, we issued Microsoft Corporation 454,546 shares of common stock for $5.0 million in cash and an immediately exercisable five year warrant to acquire 340,910 shares of our common stock at $11.00 per share for no additional cash consideration. The Company expects to record a charge of approximately $2.1 million related to the warrant which will be recognized ratably over the 5 year term of its Development, License and Marketing Agreement with Microsoft.

          Total borrowings under our notes payable and capital lease obligations as of September 30, 1999 were approximately $419,500. Notes payable totaling $183,300 were repaid with a portion of the proceeds of the initial public offering.

          We believe that our current cash balances and proceeds from the equity financings closed since September 30, 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Under our agreement with Level 3, we are required to purchase at least $10.0 million of bandwidth and co-location services over the next five years. Our quarterly commitment is $200,000 in the first year, $300,000 in the second year, $400,000 in the third year, $600,000 in the fourth year and $1.0 million in the fifth year of the agreement. We anticipate that further expansion of our operations will cause us to incur negative cash flows on a short-term basis, and therefore require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

The Year 2000

Impact of the Year 2000

          Currently, many computer and software products are coded to accept two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems will need to be upgraded or replaced to comply with Year 2000 requirements. Failure to make such upgrades or replacements could result in system failure or erroneous calculations, causing disruptions of operations, such as an inability to process transactions, send invoices and engage in other normal business activities. We recognize the need to ensure that our operations are not adversely impacted by Year 2000 software and computer system failures. We are not currently aware of any Year 2000 compliance problems relating to our computer systems that would have a significant negative effect on our business, operating results or financial condition.

Project Plan and State of Readiness

          We have made an assessment of the Year 2000 readiness of our computer systems and software, including the hardware and software that enable us to provide and deliver our solutions. We plan to continue our Year 2000 readiness efforts by:

     .    testing our internal systems for Year 2000 compliance;

     . contacting third-party suppliers, vendors and licensors of material hardware, software and systems that are both directly and indirectly related to the delivery of our solutions to our customers;

     .    assessing repair and replacement requirements;

     .    implementing repair and replacement requirements; and

     .    creating contingency plans for potential Year 2000 failures.

     We have initiated a four-phase plan for addressing Year 2000 issues. The following table indicates management's best estimate of completion dates as of September 30, 1999:

Phase                                               Estimated Date of Completion
---------------------------------------------       ----------------------------
I.    Preparation and Information Gathering         April 30, 1999
II.   Develop Project Plan                          August 31, 1999
III.  Execution of Project Plan                     October 31, 1999
IV.   Full Compliance                               November 30, 1999

          Some elements of the project plan are not dependent upon completion of other elements. Therefore, we may execute elements of the project plan while there may be outstanding tasks associated with other elements of the plan.

          Phase I - Preparation and Information Gathering. In this phase we determined our Year 2000 risk. We inventoried our hardware and software and determined what replacements and modifications were required for our systems and networks to function properly after December 31, 1999. Upon review of hardware and software data gathered during the inventory, we gathered Year 2000 compliance information from our vendors via web site visits, phone calls or correspondence. Although we have received information from the majority of our key hardware and software component vendors that the products they supply to us are currently Year 2000 compliant, we cannot be certain that any representation made to us by any vendor is complete or accurate. In addition, we cannot be sure that we have not overlooked critical systems. As we acquire new hardware and software, we intend to use the same procedures to determine Year 2000 compliance.

          We primarily rely on four key hardware and software vendors: Microsoft Corporation, Compaq Computer Corporation, Cisco Systems, Inc. and Alteon Web Systems, Inc. We have tested the Year 2000 compliance of the products supplied by these vendors. For Microsoft products, the software is considered Year 2000 compliant if it will function through the end of year 2035. We have identified remedial action that we need to perform on some of our vendors' products. These upgrades are available, and, as of September 30, 1999, we estimate that we will have them installed by October 31, 1999.

          Our internal systems are based upon the same key vendor hardware and software product families described above. We have been advised by the vendor that our customer relationship management package is Year 2000 compliant. In 1998, we upgraded our internal accounting software with a package that, according to the vendor, would make the system Year 2000 compliant. The vendor for our new phone system has informed us that it is Year 2000 compliant. We have contacted all of our significant vendors and third-party providers to obtain assurance as to their Year 2000 compliance. All of these vendors and providers have responded to our inquiries by directing us to their Year 2000 compliance statements on their web sites. The web sites of our significant vendors indicate that all software products are Year 2000 compliant and all hardware is currently Year 2000 compliant or is being updated to become Year 2000 compliant. We have not independently investigated any of our vendors' Year 2000 compliance.

          Phase II - Develop Project Plan. We have a project plan that identifies the hardware and software replacements and/or modifications discovered during Phase I. We have assigned departments and resources for completing the project plan during this phase. While significant achievements were made in identifying critical Year 2000 issues regarding information technology and non-information technology related functions, we cannot assure you that critical equipment has not been overlooked. Some Microsoft products may require additional service packs and/or patches to make them Year 2000 compliant. In addition, some Compaq servers have required revisions. We expect that hardware and software revisions, such as applying updates, service packs and patches, will be minimal.

          Phase III - Execution of Project Plan. We intend to accomplish the hardware and software replacements and/or modifications identified in Phase I and execute the project plan created in Phase II. During this phase we are continuing to test and monitor Year 2000 compliance and the effect of any non-compliance of our internal systems, vendors, service providers, clients and their respective systems and monitor the effect of any non-compliance on our business. We intend to re-evaluate the Year 2000 compliance of our hardware and software components that have been replaced or modified. We intend to give priority to those applications or processes posing the greatest threat of failure and greatest potential impact on our business.

          While, as of September 30, 1999, we believe that we have substantially completed our plan for achieving Year 2000 compliance, the discovery of additional systems requiring remediation could have a negative effect on the current plan and the resources required to implement the plan.

          Phase IV - Full Compliance. As of September 30, 1999, we intend to be Year 2000 compliant by November 30, 1999 on all components critical to our business. However, we rely upon hardware and software vendors and do not control the accuracy, timeliness or completeness of their Year 2000 efforts. In addition, because our ability to provide services depends on the networks and systems of other carriers, to the extent that these networks and systems are adversely impacted by Year 2000 problems our ability to provide services to our customers may be adversely impacted.

Costs

          To date we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. We continue to collect information and make the necessary revisions to our systems in an ongoing effort to maintain Year 2000 compliance. We are not aware of any critical third-party software application which requires replacement. In the event we are required to make such a replacement, we do not anticipate that such expenses will be substantial. However, such expenses, if higher than anticipated, could harm our business and operating results.

Risks and Contingencies

          Although we are not currently aware of any Year 2000 compliance problems relating to our computer systems that would have a material negative impact on our business, operating results or financial condition, we cannot assure you that we will not discover Year 2000 compliance problems in our software and systems that will require substantial revisions or expenditures or replacement. In addition, we cannot be certain that we will not need to modify or replace third-party software or hardware incorporated into our computer systems, which could be time consuming and expensive. If an oversight were to occur by us or one of our vendors and we or a vendor failed to correct a material Year 2000 problem, we could experience an interruption in or a failure of normal business activities or operations, such as interruptions in our ability to provide services to our customers, an inability to market our services to potential new customers and the loss of customers. Any of these results could have a negative effect on our business. Moreover, if we fail to adequately address Year 2000 compliance issues, it could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, and any of these claims would likely be costly and time-consuming to defend. In addition, we cannot assure you that government agencies, utility companies, telecommunications companies, Internet service providers, third-party service providers, hardware or software manufacturers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in systemic failures beyond our control. Prolonged Internet, telecommunications, electrical or other failures could decrease the demand for our services and the use of the Internet or prevent users from accessing the web sites of our customers. This would materially harm our business.

          Year 2000 issues may also impact the interaction of our systems with the software, hardware or systems of our suppliers. Furthermore, our ability to provide services to our customers depends on the networks and systems of other carriers. Any failures or problems experienced by the networks and systems of those carriers may adversely impact our ability to provide services to our customers. In addition, because we rely on our web site as a marketing and sales tool, any failures or problems affecting the Internet or our web site could hinder our marketing and sales efforts. We are not evaluating the Year 2000 compliance of our customers' web sites.

          Each of the following events must be included in a consideration of the worst case scenario, which is an overall failure of the Internet, the telecommunications infrastructure and the electrical grid: widespread failure of communications carriers, public utilities, unavailability of transit for staff, suppliers and clients; disruption of our ability to gain access to, and continue operating in, office buildings and other facilities; the failure of significant portions of our critical computer systems and their respective components, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

          We provide our hosting services through a combination of skilled labor, hardware and software products and services from major vendors within the computer and telecommunications industries. Because our ability to provide our services depends on the performance of each of these components, the Year 2000 problem has introduced many risks and uncertainties, and the Year 2000 compliance of many of these components, such as the supply chain, utility companies and our customers' systems, is beyond our control and in some case beyond our ability to test. Because of these uncertainties, we are unable to determine whether the consequences of Year 2000 failures will have a material impact on our business.

          If we cannot operate effectively after December 31, 1999, we could, among other things, face substantial claims by customers, including for lost profits, or loss of revenue due to service interruptions, inability to fulfill contractual obligations or bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. We could also experience an inability by customers and others to pay us on a timely basis or at all. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

          We are continuing to gather information and evaluate the possible impact of the Year 2000 on our business and to develop contingency plans to implement if any of our systems are not Year 2000 compliant.

Forward-Looking Statements

          The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, unanticipated changes in the hosting industry, the economy in general and changes in the use of the Internet. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

Factors Affecting Future Operating Results

Our business and prospects are difficult to evaluate because we have a limited operating history and our business model is still evolving.

          We were incorporated in August 1997 and commenced operations in September of that year with a focus on advanced hosting services. As a result, we have a limited operating history and our business model is evolving. We may not be able to successfully implement our business plan or adapt it to changes in the market. If we are not able to do so, our business, results of operations and financial condition will be adversely affected.

We have a history of substantial losses, and we anticipate continuing and increasing losses.

          We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $1.9 million, or negative 111.4% of revenues, for the three-month period ended September 30, 1999, and $1.3 million, or negative 68% of revenues, for the year ended March 31, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $4.0 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We believe that we will need to hire over 150 additional personnel in all areas of our business over the next 12 months. We are also required to purchase $800,000 of co-location and bandwidth services from Level 3 by July 1, 2000. In addition, although we do not have any specific plans, we expect to incur significant expenses to develop our distribution channel, fund greater levels of research and development, support and improve our operational and financial systems and broaden customer service and support. We cannot assure you that we will ever be profitable on a quarterly or annual basis, or that if we achieve profitability, it will be sustainable.

Our quarterly and annual results may fluctuate, resulting in fluctuations in the price of our common stock.

          Our operating results may fluctuate significantly in the future on a quarterly and annual basis. Because of these fluctuations, comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect to continue to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

     .    size and timing of customer installations and related payments;

     .    fluctuations in data and voice communications costs;

     .    timing and magnitude of capital expenditures;

     .    costs relating to the expansion of operations;

     .    customer discounts and credits;

     .    changes in our pricing policies or those of our competitors; and

     . economic conditions specific to the hosting industry, as well as general economic conditions.

          We plan to increase our operating expenses to develop our business. If our revenues do not increase as quickly as our expenses, our operating results will suffer.

          For these and other reasons, in future periods our operating results may fall below the expectations of securities analysts or investors, which could result in widely varying stock prices and negatively affect the market price of our common stock.

We rely on our strategic relationship with Level 3, and if this relationship is terminated or deteriorates our business will suffer.

          We recently entered into a strategic relationship with Level 3. Level 3 is a communications and information services company that is building an advanced facilities-based communications network through which it provides co-location, Internet connectivity and other services. Our ability to increase demand for our services depends in part upon Level 3's referrals of new customers to us. This relationship is non-exclusive, and our marketing agreement can be terminated by Level 3 if we default on our obligations under this agreement or are acquired by a competitor of Level 3. If Level 3 fails to refer new customers to us or refers potential customers to our competitors or if our relationship with Level 3 deteriorates or is terminated for any reason, we may not be able to increase our customer base and, therefore, our revenues as rapidly as we anticipate and our business would suffer. If we fail to train Level 3's sales personnel, or fail to train them adequately, we will not realize some of the benefits that we believe we will receive under this arrangement, including customer referrals. As part of our relationship, we have committed to purchase a fixed amount of services from Level 3, including, among other things, bandwidth, co-location space, installation and maintenance services, over the next five years. We will incur these expenses even if anticipated increases in sales do not materialize or, in some circumstances, if the agreement is terminated. We have also agreed that if Level 3 is capable of providing the services we request, and if we determine that those services meet our then-current performance criteria, we will purchase 75% of these services from Level 3 from July 2000 through December 2000 and 90% of these services from Level 3 from January 2001 through June 2004. We are required to purchase these services from Level 3 even if these services are available at lower prices from alternative vendors. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3.

          Our relationship with Level 3 also entitles us to offer our services from all existing and future U.S. Level 3 data centers. We currently rely on Level 3 to provide most of the data center capacity that we need to provide our hosting services, and in the future we will be required to purchase most of our data center capacity from Level 3. Further, Level 3 will provide personnel at these data centers to install equipment and assist with support as necessary for us to deliver service in these facilities. If Level 3 fails to perform these services in a timely or effective manner, or at all, we would be required to make alternate arrangements, possibly including hiring additional implementation engineers. In addition, if our relationship with Level 3 is terminated or if Level 3 does not provide the data center capacity that we need, we would be required to seek arrangements with other data center providers or construct our own data centers. We cannot be certain that alternate data center capacity will be available on commercially reasonable terms or at all. We currently rely, and for the foreseeable future will continue to rely, on Level 3 to provide bandwidth and other networking services. If we are unable to obtain these services from Level 3, we would be required to seek arrangements with other providers of these services, and we cannot be certain that alternate services will be available on commercially reasonable terms or at all.

Our success depends on Microsoft's continued success, and the loss or deterioration of our relationship with Microsoft could harm our business and have an adverse impact on our revenues.

          We focus on advanced hosting services for Microsoft-based Internet technologies. If these technologies are not widely used building blocks for advanced Internet sites in the future, the demand for our services would decrease and our business would be adversely affected. Our relationship with Microsoft is informal. We believe this relationship provides us with access to developments in Microsoft products before they are generally available, which allows us to maintain and enhance our technical expertise. If our relationship with Microsoft deteriorates or if we lose some of the status or privileges we currently enjoy, our technical expertise could be adversely affected. Our ability to market our services as a provider of advanced hosting services for Microsoft-based Internet technologies would also be adversely affected if Microsoft does not continue to confer certifications and designations on us, or changes our current certifications or designations. We do not have a written agreement with Microsoft relating to these certifications or designations. Some of our competitors also have received these certifications and designations. Microsoft confers these certifications unilaterally and in its sole discretion and could change them at any time. Thus, we cannot be certain that we will continue to enjoy them.

If we are unable to expand our network infrastructure to meet increasing demand, we could lose customers and our operating results could suffer.

          We must continue to expand and adapt our network infrastructure to accommodate the increasing number of customers, the amount of information they wish to transmit and their changing requirements. We face risks related to our network's ability to be scaled to meet increasing customer levels while maintaining acceptable performance levels. The expansion and adaptation of our networking and hosting facility infrastructure will require substantial financial, operational and management resources as we negotiate bandwidth capacity with existing and other network infrastructure suppliers. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities as well as our financial, operational and management resources. Due to the limited deployment of our services to date, the ability of our network to support a substantially larger number of customers at high transmission speeds is unknown.

If the network providers upon which we rely fail to provide reliability, capacity and performance for our network, we could lose customers and our operating results could suffer.

          Our success partly depends upon the capacity, reliability and security of our network infrastructure, including the capacity leased from our network suppliers. Our network currently delivers service through Level 3, MCI WorldCom, Inc., including UUNET Technologies, Inc., e.spire Communications, Inc., Sprint Corporation, Digex, Incorporated, Cable & Wireless plc and SAVVIS Communications Enterprises, LLC. Some of these suppliers are also our competitors. In the future, we will be required to purchase most of our network capacity from Level 3 to the extent they meet our then-current performance and capacity requirements. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. As our customers' usage of telecommunications capacity increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. We monitor all network links to prevent their being utilized in excess of their recommended capacity. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

We may not be able to deliver our services and our business may suffer if our third-party suppliers do not provide us with key components of our network infrastructure.

          We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we have agreed for the next three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through September 30, 1999, we have purchased approximately 165 servers from Compaq. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and Alteon Web Systems, Inc. to supply equipment critical to our network, but we do not have a supply agreement with either of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or Alteon on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected.

Because we operate in a new and evolving market with uncertain prospects for growth, we may be unable to sustain growth in our customer base and our operating results may suffer.

          Our market is new and rapidly evolving. Growth in demand for and acceptance of advanced hosting services are highly uncertain. Businesses may not be aware of the potential benefits of outsourcing or may find it cheaper, more secure or otherwise preferable to host their web sites internally. Internet technologies, such as e-commerce applications, which require advanced hosting, may not grow as rapidly as we expect. If the market for advanced hosting services fails to grow or grows more slowly than we anticipate, our business, operating results and financial condition will be adversely affected. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our customer base, for a number of reasons, including:

     . our inability to market our products and services in a cost-effective manner to new customers;

     . the inability of customers to differentiate the products and services we offer from those of our competitors;

     . the termination of our customer contracts, which can generally be canceled on 30 days' notice;

     .    our inability to strengthen awareness of our brand; and

     .    reliability, quality or compatibility problems with our services.

We may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

          Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These characteristics are magnified by the recent growth of the Internet and the intense competition in our industry. We are also subject to risks from technological changes in the way hosting solutions are marketed and delivered. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business would suffer if we fail to respond to these changes in a timely and cost-effective manner or at all.

Our business will suffer if internet usage does not continue to increase or if the Internet fails to perform reliably.

          Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. Our success depends in large part on continued growth in the use of the Internet, and we would be adversely affected if Internet usage does not continue to grow. Internet usage and growth may be inhibited for a number of reasons, such as:

     .    inadequate network infrastructure;

     .    security concerns;

     . uncertainty of legal and regulatory issues concerning the use of the Internet;

     .    inconsistent quality of service;

     .    lack of availability of cost-effective, reliable, high-speed service;
          and

     .    failure of Internet use to expand internationally.

          If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. For example, web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could in the future grow more slowly or decline, which would adversely affect our business.

Failure of our operating and financial systems to keep pace with the anticipated growth in our business could result in customer dissatisfaction, operating inefficiencies and lost revenue opportunities.

          The rapid growth of our business and our service offerings has placed, and is likely to continue to place, a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. We are in the process of implementing new billing and other management information systems. If our information systems, including the systems that we are currently implementing, and other infrastructure are unable to support the demands placed on them by the rapid growth in our business, we may be forced to implement new systems. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results. We may not be able to successfully implement these systems when needed or they may not perform reliably.

We may not be able to successfully sustain our growth if we are unable to attract and retain additional highly skilled personnel.

          We are currently experiencing rapid growth and intend to continue expanding. Since incorporating in August 1997, we had grown from five to 115 employees as of September 30, 1999. We believe that we will need to hire over 150 additional personnel in all areas of our business over the next 12 months. If we do not succeed in attracting and retaining new, qualified personnel and/or retaining our current personnel, our business could suffer.

          We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We plan to increase our sales force significantly in the second half of 1999. Newly-hired employees will require training and it will take time for them to achieve full productivity. Also, through our relationship with Level 3, we will begin training their sales force to sell our products and services. We cannot be certain that we will be able to hire enough qualified individuals in the future, that newly-hired employees will achieve necessary levels of productivity or that our Level 3 relationship will result in increased sales.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

          We believe that our existing capital resources, including the anticipated proceeds of this offering, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may require additional funds during or after that 12-month period. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We could experience system failures which could harm our business and reputation.

          To succeed, we must be able to operate our network management infrastructure around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located in the Dallas/Ft. Worth, Texas metropolitan area. Even though we have attempted to minimize risk through redundant systems, we do not have a comprehensive disaster recovery plan and the occurrence of a natural disaster or other unanticipated problems at any of our data centers could result in interruptions in the services we provide to our customers.

          Although we have attempted to build redundancy into our network and hosting infrastructure, we have experienced interruptions in service in the past. We have experienced partial system failures due to routing problems, hard drive failures, database corruption and other computer failures. Our network is subject to various points of failure, and a problem with our routers, switches or other equipment could cause an interruption in the services we provide to some of our customers. Any future interruptions could:

     .    cause customers or end users to seek damages for losses incurred;

     .    require us to replace existing equipment or add redundant facilities;

     .    damage our reputation for reliable service;

     .    cause existing customers to cancel their contracts; or

     .    make it more difficult for us to attract new customers.

          Any of these results could damage our business.

Disruption of our services caused by unknown software defects could harm our business and reputation.

          Our service offerings depend on complex software, including software licensed from third parties and our proprietary software tools. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources.

Our business and reputation will suffer if we do not prevent security breaches.

          Despite our design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidents, misconduct resulting in disruptions and other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by breaches. We rely on third-party suppliers such as Level 3 to protect our equipment and hardware against breaches in security. We cannot be certain that they will provide adequate security. While we have experienced no material security breaches in the past, any breaches that may occur could result in liability to us, loss of existing customers or the deterrence of future customers.

Our limited ability or failure to protect our intellectual property may adversely affect our ability to compete.

          Third parties may infringe or misappropriate our technology or proprietary rights, which could have an adverse effect on our business, results of operations or financial condition. In addition, our competitors or potential competitors may independently develop technologies that are equivalent or superior to our technology. We rely on a combination of copyright, trademark, service mark and trade secret laws to protect our intellectual property. We are in the process of filing federal registrations for the trademark "Data Return." We also have internally developed software and other tools that are important to our business for which we rely on copyright protection. We have entered into some contractual arrangements with our employees and contractors as well as suppliers, distributors and some of our key customers in order to limit access to, and any disclosure of, our proprietary information. The steps we have taken to protect our intellectual property may be insufficient. We may need to take legal action to protect our intellectual property rights, which could be costly and divert the attention of our technical and management personnel.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time consuming litigation.

          In addition to the technologies we develop or have developed, we license certain technologies from third parties and may license additional technologies in the future. Although we have not been accused of infringing the proprietary rights of others in the past, we could become subject to infringement actions based upon our internally developed technologies or technologies licensed from third parties. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel. In addition, third parties may change the terms of their license agreements in ways that would prevent us from using technologies licensed from them on commercially reasonable terms or that would prevent us from using them at all. We may not be able to replace those technologies with technologies that have the same features or functionality on commercially reasonable terms or at all.

If we do not adequately address Year 2000 issues, we may incur significant costs and our business could suffer.

          Currently, many computer and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements. We cannot predict whether our Year 2000 compliance issues will require us to upgrade or replace our systems and equipment. Should we be required to upgrade or replace our systems and equipment, it could represent a significant cost to us. If we are not successful in identifying and planning for Year 2000 issues, our business operations could be materially and adversely affected. Additionally, we cannot evaluate our customers' Year 2000 readiness. Some of our customers' sites may fail due to Year 2000 issues and any failures may affect other customers' sites or our network. Also, to the extent that a customer's site is not functioning correctly and it is not possible to determine that the malfunction is caused by the customer's software, the customer may request service credits or we might otherwise have a difficult time realizing the expected revenues from that customer. Level 3 has indicated that they are Year 2000 compliant. However, we have not undertaken any independent assessment of Level 3's Year 2000 compliance and any failure of Level 3's network due to Year 2000 issues could cause a disruption in our services, which could cause us to lose customers.

          The worst-case scenario related to the Year 2000 issue would be an overall failure of the Internet, the telecommunications infrastructure and the electrical grid. If this happened, we would be unable to service our customers for an uncertain period of time. Any widespread disruption to these systems would have unpredictable and potentially severe impacts on our business and financial condition. We currently have no contingency plan to deal with this worst-case scenario.

          See "The Year 2000."

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

          The success of our business depends on the growth of the Internet. Laws and regulations directly applicable to commerce or communications over the Internet are becoming increasingly prevalent. However, the law of the Internet remains largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business if they impose a direct cost on us or if they curtail the growth of the Internet. If liability for materials carried on or disseminated through their systems is imposed on service providers, we would make efforts to implement measures to reduce our exposure to such liability. Such measures could require us to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention to liability issues, as a result of lawsuits, legislation and legislative proposals, could divert management attention, result in unanticipated expenses and harm our business. If legislation that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet is adopted in the U.S. or internationally, our business would suffer.

The loss of key personnel including our Chairman and Chief Executive Officer or our President and Chief Operating Officer could harm our business.

          We depend on the continued service of our key technical, sales and senior management personnel, including Sunny C. Vanderbeck, our Chairman and Chief Executive Officer, and Michelle R. Chambers, our President and Chief Operating Officer. We have entered into employment agreements with Mr. Vanderbeck and Ms. Chambers expiring in 2002, but any of our officers or employees can quit at any time. Losing one or more of our key employees could harm our business.

We operate in an extremely competitive market, and our business would suffer if we are unable to compete effectively.

          The market for hosting and Internet services is highly competitive. There are few substantial barriers to entry to keep new competitors from entering this market. We expect that we will face additional competition from existing competitors and new market entrants in the future. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

     . develop and expand their network infrastructures and service offerings more rapidly;

     . adapt to new or emerging technologies and changes in customer requirements more quickly;

     .    take advantage of acquisition and other opportunities more readily;

     .    devote greater resources to the marketing and sales of their services;
          and

     .    adopt more aggressive pricing policies.

          In addition, some of our competitors have entered and will likely continue to enter into joint ventures or other arrangements to provide additional services competitive with those provided by us. We believe that the market in which we compete is likely to experience consolidation in the near future, which could result in increased competition on price and other factors that could adversely affect our business.

          In an effort to gain market share, some of our competitors have offered hosting services similar to ours at prices lower than ours or with incentives not matched by us. In addition, some of our competitors may be able to provide customers with additional benefits that could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without an adverse impact on our business.

Because we have international customers, our business may be adversely affected by foreign political and economic conditions.

          In fiscal 1999, approximately 8% of our revenues were derived from our customers located in Europe and Asia. In addition, we expect to begin operating from Level 3's data center in London, England by the end of 1999. Our success depends in part on expanding our customer base internationally and our ability to successfully operate from data centers in foreign markets. Because our international sales are denominated in U.S. dollars, currency fluctuations may deter foreign customers from purchasing our services. In addition, we face risks in operating and servicing customers in foreign markets, such as:

     .    different Internet access fees;

     .    different technology standards;

     . different privacy, censorship and service provider liability standards and regulations

     .    less protective intellectual property laws.

Any of these risks could adversely affect our ability to operate or expand internationally, which would limit the growth of our business.

Because we currently do not have plans for approximately 45% of the proceeds from our initial public offering, our management will have significant flexibility in applying the proceeds and our use of proceeds may not yield a favorable return.

          We intend generally to use approximately $38.2 million of the net proceeds from our initial public offering to fund our capital expenditures and pay off and cancel a term loan with Bank One of Texas, N.A. We intend to use the balance of the net proceeds for working capital and other general corporate purposes. We may also acquire or make investments in other businesses, products, services or technologies and, if we do, we may not be able to make those acquisitions or investments on commercially acceptable terms or we could have difficulty assimilating and integrating any acquired businesses, technologies, services or products. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Our management will have significant flexibility in applying the net proceeds of our initial public offering. We cannot be certain that our use of the proceeds will yield a favorable return.

Our principal shareholders, directors and executive officers currently own approximately 76% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

          Our shareholders who currently own over 5% of our common stock, our directors and our executive officers currently beneficially own approximately 76% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of us even if beneficial to our shareholders.

Some provisions of our articles, bylaws and rights plan and of Texas law could delay or prevent a change of control, which could adversely affect our stock price.

          Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

     . authorize the issuance of preferred stock which can be created and issued by our board of directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     .    prohibit certain shareholder actions by written consent;

     . establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by shareholders at a meeting; and

     . provide for a classified board of directors with staggered three-year terms.

          We are also subject to certain provisions of Texas law which could delay, deter or prevent a change in control of us.

          In September 1999, we adopted a shareholder rights plan. This plan entitles our shareholders to rights to acquire additional shares of our common stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter or prevent a change in control of us.

Future sales of our common stock could cause our stock price to decline.

          Currently, 35,398,004 shares of our common stock are issued and outstanding. All 7,187,500 shares of our common stock sold in our initial public offering are freely tradable unless purchased by our "affiliates." In connection with this offering, our officers, directors and shareholders not purchasing in the offering who together own approximately 28,210,504 shares of our common stock agreed to refrain from selling any shares of our common stock until April 25, 2000. However, these restrictions may be waived in some circumstances. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market after this offering or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock. There are 35,398,004 shares currently outstanding, of which 30,489,100 shares will become available for sale to the public on April 25, 2000, subject in some cases to volume limitations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          All our customer contracts are currently denominated in United States dollars, and we do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operation and cash flows of any reasonably likely changes in interest rates would not be material.

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

(a)       Stock Split on Articles of Amendment

          On September 10, 1999, we effected a 269 for one stock split.

          On July 23, 1999, we filed Articles of Amendment ("Articles of Amendment") to the Articles of Incorporation of the Company with the Secretary of State of Texas. The Articles of Amendment amended the Articles of Incorporation to increase the number of shares of capital stock which the Company has the authority to issue to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. In addition, the Articles of Amendment amended the Articles of Incorporation of the Company to allow the board of directors to provide for the issuance of shares of preferred stock in one or more series, and to fix for each series voting rights, if any, designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions as provided in a resolution or resolutions adopted by the board.

(b)       Shareholder Rights Plan

          On September 27, 1999, our board of directors approved a rights agreement with ChaseMellon Shareholder Services, LLC, as rights agent. This summary is not a full description of the rights agreement or the terms of the rights. For a more complete description, you should read the rights agreement, dated as of September 27, 1999, between Data Return and ChaseMellon Shareholder Services, LLC.

Rights and Rights Certificates

          On September 27, 1999, our board of directors declared a dividend of one preferred stock purchase right for each share of common stock. Each right entitles its registered holder to purchase one one-hundredth of a share of newly designated series A junior participating preferred stock at a purchase price of $100.00. The terms of the series A junior participating preferred stock are contained in a statement of resolution that was filed with the Secretary of State of Texas.

          The rights are attached to and trade with shares of our common stock. Currently, the rights are not exercisable and there are no separate certificates representing the rights. If the rights become exercisable, we will distribute separate rights certificates. Until that time, as long as the rights remain outstanding, any transfer of shares of our common stock will also constitute the transfer of the rights associated with those shares of common stock. The rights will expire on September 27, 2009, unless we redeem or exchange the rights before that date.

The rights will become exercisable upon the earlier to occur of:

 .    the public announcement that a person or group of persons has acquired 15%
     or more of our common stock, except in connection with an offer approved by the board of directors; or

 .    the close of business on the tenth business day, or a later date determined by the board of directors, after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person or group of persons acquiring 15% or more of our common stock.

Flip-In Right

          If any person or group of persons acquires 15% or more of our common stock, each holder of a right, except the acquiring person, will have the right to receive the number of shares of our common stock having a market value of two times the exercise price of the right. For example, if the rights are triggered, each holder of a right may purchase shares of our common stock worth $200.00 for $100.00, which is the exercise price of the rights.

          The rights agreement excepts Data Return, any subsidiary of Data Return and any employee benefit plan of Data Return or any of its subsidiaries from triggering the flip-in rights. In addition, the rights agreement excepts each of the three largest shareholders of Data Return from triggering the flip-in rights, unless he acquires additional shares of our common stock, which causes his percentage ownership of the then-current outstanding shares of our common stock to be 5% greater than his percentage ownership on the date of the rights agreement.

Flip-Over Right

          In the event the flip-in rights are triggered and we merge or engage in other business combinations with an acquiring person or 50% or more of our consolidated assets or earning power are sold to an acquiring person, then each holder of a right, except the acquiring person, may purchase, upon the exercise of each right at the exercise price, that number of shares of common stock of the acquiring or surviving company with a market value equal to two times the exercise price.

Exchange of Rights

          After a person or group of persons acquires 15% of our common stock but before that person or group of persons beneficially owns 50% or more of our common stock, we may, at our option, exchange the rights at an exchange ratio of one share of common stock per right, adjusted to reflect any stock split, stock dividend or similar transaction involving either our common stock or preferred stock. Rights held by an acquiring person are not entitled to these exchange rights. We may only exchange rights if a majority of the members of our board of directors authorizes the exchange.

Redemption of Rights

          We may redeem the rights at any time before the earlier of the date that the flip-in rights are triggered and the expiration of the rights. We may also redeem the rights under some circumstances after the flip-in right has been triggered but before the expiration of any period during which the flip-in right may be exercised.

          The redemption price is $.001 per right. Upon the effective date of the redemption of the rights, the rights will terminate and rights holders will only be entitled to receive the redemption price. We may only redeem rights if a majority of the members of our board of directors authorizes the redemption.

Amendment of Rights Agreement

          Our board of directors may amend the terms of the rights agreement without the consent of the holders of the rights, except that after a person or group acquires 15% or more of our common stock, no amendment may adversely affect the interests of the holders of the rights, other than the acquiring person.

Adjustments

          If, at any time before the rights are triggered, we split, subdivide, combine or consolidate our common stock, or declare a dividend on our common stock payable in common stock, then, to prevent dilution of the rights, we will adjust either:

     . the number of rights associated with each share of common stock outstanding; or

     . the fraction of a share of preferred stock issuable upon exercise of each right.

          In addition, the purchase price payable and the number of shares of preferred stock or other securities issuable upon exercise of the rights may be adjusted to prevent dilution upon:

     . stock splits, stock dividends, subdivisions, combinations or reclassifications of the preferred stock;

     . below market issuances of preferred stock or rights or warrants to subscribe for or convert into preferred stock; or

     . distributions to holders of the preferred stock of evidence of indebtedness or assets (excluding regular quarterly cash dividends or dividends payable in preferred stock) or of subscription rights or warrants, with some exceptions.

          The series A junior participating preferred stock has been structured so that each preferred share has dividend, liquidation and voting rights equal to those of 100 shares of our common stock. Because of this, the value of the one one-hundredth interest in a preferred share purchasable upon exercise of each right should approximate the value of one share of common stock. The preferred shares are not redeemable.

(c)       Private Stock Offerings

          (1) On July 26, 1999, the Company issued 1,952,940 shares of Common Stock to Level 3 Communications, Inc. for $5,000,000 in credit for future bandwidth purchases.

          (2) On July 26, 1999, the Company issued 1,171,764 shares of Common Stock to ZeroDotNet, Inc. for a purchase price of $3,000,000.

          (3) On July 29, 1999, the Company issued 1,171,764 shares of Common Stock to Compaq Computer Corporation for a purchase price of $3,000,000.

The sales described in (1) through (3) were deemed to be exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

(d)       Initial Public Offering

          On October 26, 1999, Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 333-84011) (the "Registration Statement") was declared effective by the Commission. The Company commenced an initial public offering of its shares of Common Stock (the "Offering") on October 28, 1999 and completed the Offering on November 2, 1999. The managing underwriters in the offering were Bear Stearns & Co. Inc., CIBC World Markets, Thomas Weisel Partners LLC and Wit Capital Corporation. All 7,187,500 shares of common stock registered under the Registration Statement were sold at a price of $13.00 per share for gross proceeds to the Company of approximately $93.4 million. The estimated expenses incurred by the Company in connection with the issuance and distribution of the Common Stock were approximately $7.5 million, which included $6.5 million of indirect payments of underwriting discounts and commissions and $1.0 million of estimated direct payments of other issuance and distribution, as disclosed in Part II of the Registration Statement. The net proceeds of the Offering were approximately $85.9 million. The Company used approximately $185,000 to pay off a term loan with a commercial bank. The Company intends to use the balance of the net proceeds to fund capital expenditures, consisting of the purchase of servers and other hardware, and for working capital and other general corporate purposes.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On July 23, 1999, shareholders of the Company holding a sufficient number of shares to take such action, acting in lieu of meeting, approved the adoption of the Company's Amended and Restated Articles of Incorporation. No shares voted against such items.

          On September 27, 1999, shareholders of the Company holding a sufficient number of shares to take such action, acting in lieu of meeting, approved the adoption of the Company's shareholder rights plan and the Company's 1999 Long-Term Incentive Plan. No shares voted against such items.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          27   Financial Data Schedule (1).

(b)       Reports on Form 8-K:

          None

-------------------

(1)       Included with EDGAR version only.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Data Return Corporation





Dated:  December 10, 1999      By:  /s/ STUART A. WALKER
                                    --------------------------------------------
                                    Stuart A. Walker,  Vice  President -
                                    Chief  Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Authorized Officer)