Form 10-Q
period 1999-12-31
DATA RETURN CORP
filed 2000-02-14
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-27801

                            DATA RETURN CORPORATION
            (Exact name of registrant as specified in its charter)

               Texas                           75-2725998
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        222 West Las Colinas Boulevard
                                   Suite 450
                              Irving, Texas 75039
                  (Address, including zip code, of principal
                              executive offices)

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

The registrant had 35,398,004 shares of Common Stock, par value $.001 per share, outstanding as of February 11, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                                     Page
                                                                            ----

     Condensed Balance Sheets at December 31, 1999 and March 31, 1999
               (Unaudited)                                                     2

     Condensed Statements of Operations for the three months and nine
               months ended December 31, 1999 and 1998 (Unaudited)             3

     Condensed Statements of Cash Flows for the nine months ended
               December 31, 1999 and 1998 (Unaudited)                          4

     Notes to Condensed Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     26

         Signatures                                                           26

                        PART I - FINANCIAL INFORMATION.

                            Data Return Corporation
                           Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                   December 31,                  March 31,
                                                                       1999                        1999
                                                                   -----------                  ----------
Assets                                                             (Unaudited)                   (Note 1)
------
Current assets:
   Cash                                                             $   92,781                   $     843
   Restricted cash                                                           -                         125
   Accounts receivable, net of allowance for doubtful
       accounts of $234 and $20 at December 31, 1999
       and March 31, 1999, respectively                                  2,656                         369
   Prepaid and other                                                     1,086                          28
                                                                    ----------                   ---------
Total current assets                                                    96,523                       1,365
   Property and equipment, net                                           9,876                         826
   Other assets                                                            374                          23
                                                                    ----------                   ---------
Total assets                                                        $  106,773                   $   2,214
                                                                    ==========                   =========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                 $    1,466                   $     289
   Accrued expenses and other                                            1,285                         133
   Deferred revenue                                                      1,153                         286
   Notes payable and capital lease obligations                           2,249                          95
                                                                    ----------                   ---------
Total current liabilities                                                6,153                         803

Notes payable and capital lease obligations                              4,579                         166
Commitments and contingencies                                                -                           -
Shareholders' equity:
   Preferred stock, $.001 par value; 20,000 shares
       authorized, none issued or outstanding                                -                           -
   Common stock, $.001 par value; 100,000 shares
       authorized; 35,398 and  20,552 issued and
       outstanding at December 31, 1999 and
       March 31, 1999, respectively                                         35                          21
   Additional paid-in capital                                          111,640                       3,893
   Deferred broadband services                                          (5,000)                          -
   Deferred product development                                         (2,026)                          -
   Deferred stock compensation                                            (542)                     (1,195)
   Accumulated deficit                                                  (8,066)                     (1,474)
                                                                    ----------                   ---------
Total shareholders' equity                                              96,041                       1,245
                                                                    ----------                   ---------
Total liabilities and shareholders' equity                          $  106,773                   $   2,214
                                                                   ===========                   =========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                         Three Months                                Nine Months
                                                            Ended                                       Ended
                                                         December 31,                                December 31,
                                                         ------------                                ------------
                                                    1999              1998                      1999              1998
                                                  --------          --------                  --------          --------
Revenues                                          $  3,414           $   467                  $  6,367           $ 1,114

Costs and expenses:
   Cost of revenue                                   3,090               280                     4,861               728
   General and administrative                        2,087               243                     4,176               667
   Selling and marketing                             1,854               163                     3,306               433
   Stock based compensation                          1,230                86                     1,527               257
                                                  --------          --------                  --------          --------
Total costs and expenses                             8,261               772                    13,870             2,085
                                                  --------          --------                  --------          --------
Loss from operations                                (4,847)             (305)                   (7,503)             (971)
Other income (expense):
   Interest income                                     892                 3                     1,003                14
   Interest expense                                    (78)               (4)                      (90)               (8)
                                                  --------          --------                  --------          --------

Net Loss                                          $ (4,033)         $   (306)                 $ (6,590)         $   (965)
                                                  ========          ========                  ========          ========

Net loss per common share:
   Basic and diluted                              $  (0.12)         $  (0.02)                 $  (0.24)         $  (0.05)
                                                  ========          ========                  ========          ========
Shares used in computing basic and
diluted net loss per share                          32,833            17,850                    27,239            17,679
                                                  ========          ========                  ========          ========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited


                                                                         Nine Months Ended December 31,
                                                                         ------------------------------
                                                                         1999                      1998
                                                                     -----------                ----------
Operating activities:
Net Loss                                                               $  (6,590)                 $   (965)

Adjustment to reconcile net loss to net cash
       used in operations:
   Noncash items included in net loss:
       Depreciation and amortization                                         912                        77
       Stock based compensation expense                                    1,527                       257
       Provision for bad debts                                               234                        19
   Changes in assets and liabilities
       Account receivable                                                 (2,522)                     (188)
       Prepaids and other assets                                          (1,409)                      (20)
       Accounts payable                                                    1,177                       127
       Accrued expenses                                                    1,153                         -
       Deferred revenue                                                      867                       125
                                                                       ---------                  --------

Net cash used in operations                                               (4,651)                     (568)
                                                                       ---------                  --------

Cash flows from investing activities
   Capital expenditures                                                   (3,311)                     (373)
   Restricted cash                                                           125                      (125)
                                                                       ---------                  --------
Net cash used in investing activities                                     (3,186)                     (498)
                                                                       ---------                  --------

Financing activities:
   Proceeds from notes payable                                                 -                       132
   Payments on notes payable and capital lease obligations                   (12)                      (30)
   Net proceeds from issuance of stock                                    99,787                       775
                                                                       ---------                  --------
Net cash provided by financing activities                                 99,775                       877
                                                                       ---------                  --------

Net increase (decrease) in cash                                           91,938                      (189)

   Beginning cash                                                            843                       474
                                                                       ---------                  --------
   Ending cash                                                         $  92,781                  $    285
                                                                       =========                  ========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                    Notes to Condensed Financial Statements
                                   Unaudited


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

     The Company's computer and networking equipment is primarily located in several facilities owned by one of its vendors. The vendor provides data center facilities and bandwidth connectivity to the Company on a contractual basis.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three- and nine-month periods ended December 31, 1999 are not necessarily an indication of the results that may be expected for the year ending March 31, 2000.

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

2.   Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by income
(loss) available to common shareholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

3.   Recent Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB is effective for the first quarter of the fiscal year beginning after December 15, 1999, which will be the Company's first quarter of fiscal 2001. The Company has not evaluated the impact of this SAB on its financial reporting or results of operations. However the Company believes that adoption of SAB 101 will have a material impact on revenues during the first several quarters after adoption.

                            Data Return Corporation
                    Notes to Condensed Financial Statements
                             Unaudited (Continued)

4.   Property and Equipment

     Property and equipment consists of the following:

                                              December 31, 1999  March 31, 1999
                                              -----------------  --------------
     Electronics and computer equipment          $ 2,905,000       $ 853,000
     Computer software                             1,180,000          39,000
     Furniture and office equipment                  412,000          15,000
     Leasehold improvements                          181,000          11,000
     Capital leases--equipment                     6,013,000          51,000
     Other                                           155,000              --
                                                 -----------       ---------
                                                  10,846,000         969,000
     Less accumulated depreciation and
        amortization                                (970,000)       (143,000)
                                                 -----------       ---------
                                                 $ 9,876,000       $ 826,000
                                                 ===========       =========

Compaq Lease Agreement

     The Company entered into a Master Lease Agreement with Compaq Financial Services Corporation. As of December 31, 1999, the Company has acquired $6.0 million in computer equipment under the capital lease agreement.

5.   Accrued Expenses

     Accrued expenses consist of the following:

                                              December 31, 1999  March 31, 1999
                                              -----------------  --------------
     Professional fees                           $   112,000       $      --
     Accrued compensation                            834,000         104,000
     Interest                                         61,000              --
     Other                                           278,000          29,000
                                                 -----------       ---------
                                                 $ 1,285,000       $ 133,000
                                                 ===========       =========

6.   Shareholders' Equity

Initial Public Offering

     The Company completed its initial public offering on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' over allotment, and received net proceeds of $85.9 million.

Issuance of Common Stock

     During the nine-month period ending December 31, 1999, the Company issued 5,251,418 shares of common stock to private investors for net proceeds of $13.9 million, including a $3.0 million investment by Compaq Computer Corporation and a $5.0 million investment by Microsoft Corporation.

Microsoft Agreements

     On September 3, 1999, the Company entered into a five-year Development, License and Co-Marketing Agreement with Microsoft Corporation. Under the agreement, the Company will deliver initial proprietary installation tools for three specific applications that are used on Microsoft NT. Modifications to the tools will be cross-licensed between Data Return and Microsoft. The Company will also train Microsoft's employees and customers in the use of the tools. Microsoft has the sole right to terminate the agreement if the Company fails to

                            Data Return Corporation
                    Notes to Condensed Financial Statements
                             Unaudited (Continued)

deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis. Also as part of the agreement, Microsoft will provide up to one hundred hours of technical consulting and writing services during the development of the tools. Microsoft has the right to review certain installation tools that the Company may develop over the next five years and to receive a percentage of any revenues earned from the licensing or exploitation of those tools.

     In connection with the agreement, Microsoft acquired an immediately exercisable five-year warrant to acquire an additional 340,910 shares of the Company's common stock for $11 per share. The Company recorded the deferred product development costs as contra equity in the amount of $2.1 million, which is the value of the warrant as estimated using a Black Scholes pricing model. The asset will be amortized to expense over the lesser of the expected period of benefit or the five-year term of the agreement. The Company will periodically evaluate the recoverability of the asset over the five-year term of the agreement.


Level 3 Agreements

     The Company entered into a Strategic Marketing and Sales Agreement with Level 3 on July 1, 1999. The Strategic Marketing and Sales Agreement provides that the Company will acquire from Level 3, for a five year period commencing with the date of the agreement, most of its requirements for co-location space, technical assistance, broadband service and private line service (collectively the "Services") to the extent that the Services are substantially similar or perform substantially the same function as the Services available from other providers. The prices the Company will pay Level 3 for the Services over the term of the Agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. The Agreement also provides for joint sales and marketing efforts between the Company and Level 3, including cross training of personnel, and provides that Level 3 will designate the Company as a preferred provider for Advanced Microsoft Hosting Service. The Company will pay commissions to Level 3 personnel for new customers generated by their leads.

     The Company's annual commitment for the Services is as follows for its year ended March 31:

          2000          $   400,000
          2001            1,000,000
          2002            1,400,000
          2003            2,000,000
          2004            3,200,000
          2005            2,000,000
                        -----------
                        $10,000,000
                        ===========

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

     On July 26, 1999, Level 3 Communications, Inc. ("Level 3") acquired 1,952,940 shares of the Company's common stock in exchange for a $5.0 million credit to be applied to the purchase of future broadband services. The Company has recorded the deferred broadband services acquired in the agreement as a contra equity account which will be amortized to cost of revenue as the broadband services are used and paid for with the credit. The credit can be applied as payment for services in excess of the minimum purchases required under the Strategic Marketing and Sales Agreement (see above) beginning on January 1, 2001. The Company has a limited right to reacquire the stock in the event that Level 3 fails to fulfill its obligations under the Service Credit Agreement or fails to deliver the broadband services pursuant to the terms of the Service Credit Agreement. The number of shares subject to the Company's right to reacquire the stock will be reduced pro rata in each quarter of calendar year 2001 by the greater of the credit applied to future purchases of bandwidth or 25% of the total shares. The stock can be reacquired by the Company at the original purchase price by the Company's forgiveness of the remaining balance of the credit. In the event the Company's right to reacquire the stock is exercised, Level 3 is required to pay the Company $750,000, reduced ratably, based on the amount of bandwidth credit used by the Company.

                            Data Return Corporation
                    Notes to Condensed Financial Statements
                             Unaudited (Continued)

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


Stock Options

     Certain employees of the Company were granted options pursuant to the Company's 1998 Stock Option Plan and an employment agreement to purchase 5,729,900 shares of the Company's common stock at less than fair value. The Company recorded deferred stock compensation of $874,000 for the nine-month period ended December 31,1999 for the difference between the exercise price and the deemed fair value of the Company's common stock underlying certain option grants. Upon the initial public offering, vesting on 4,700,775 of these options accelerated to the effective date of the prospectus filed by the Company. In connection with the acceleration of vesting, the Company recorded an additional charge of approximately $1.2 million in the third quarter related to the stock based compensation. The deferred stock compensation is being amortized over the vesting period of the individual options, generally four years. The stock compensation expense charged to income amounted to $1,527,000 and $257,000 for the nine-month periods ended December 31, 1999 and 1998, respectively.

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

  We have incurred significant losses since our inception and, as of December 31, 1999, had an accumulated deficit of approximately $8.1 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future.
We may not be able to successfully execute our expansion plans.

Results of Operations

Comparison of three-month periods ended December 31, 1999 and 1998

Revenues

     Our revenues increased $2,947,000 to $3,414,000 for the three-month period ended December 31, 1999 from $467,000 for the three-month period ended December 31, 1998. The increase was primarily due to the addition of new customers that generated higher average monthly revenues, as well as from organic growth from certain existing customer accounts. We increased our marketing and sales personnel to 40 at December 31, 1999 from five at December 31, 1998.

Cost of revenue

     Our cost of revenue increased $2,810,000 to $3,090,000, or 90.5% of revenue, during the three-month period ended December 31, 1999 from $280,000, or 59.9% of revenue, during the three-month period ended December 31, 1998. The increase in cost of revenue over the two periods was due primarily to increases in personnel and related costs, including employee recruiting fees, depreciation, and bandwidth. Personnel and related expenses increased approximately $1,652,000 to $1,788,000, or 57.9% of cost of revenue, for the three-month period ended December 31, 1999 from $136,000 for the three-month period ended December 31, 1998, as we increased our systems and customer support personnel to 149 at December 31, 1999 from eleven at December 31, 1998. Depreciation expense increased approximately $495,000 to $519,000 for the three-month period ended December 31, 1999 as we have added approximately $10.3 million in computer and related equipment since December 31, 1998. Our broadband services expenses increased $325,000 to approximately $413,000 for the three-month period ended December 31, 1999 from $88,000 for the three-month period ended December 31, 1998, to support our increased business activities. The increase in cost of revenues as a percentage of total revenues is largely the result of the Company's investment in personnel and infrastructure to accommodate future growth. We expect our cost of revenue to continue to increase in conjunction with the growth of our overall business.

General and administrative

     General and administrative expense increased $1,844,000, to $2,087,000, or 61.1% of revenue, during the three-month period ended December 31, 1999 from $243,000, or 52.0% of revenue, for the three-month period ended December 31, 1998. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel, and professional services. Personnel and related expenses increased $1,078,000 to $1,216,000, or 58.3% of general and administrative expenses, for the three-month period ended December 31, 1999 from $139,000 for the three-month period ended December 31, 1998. We increased our number of employees in general and administrative functions to 40 employees at December 31, 1999 from five employees at December 31, 1998. Travel expenses increased approximately $206,000 to $215,000 for the three-month period ended December 31, 1999 from $9,000 in the comparable period in 1998. Professional services fees increased approximately $105,000 to $109,000 for the three-month period ended December 31, 1999 from $4,000 in the comparable period in 1998.

Marketing and sales

     Marketing and sales expense increased $1,691,000 to $1,854,000 or 54.3% of revenue, during the three-month period ended December 31, 1999 from $163,000 or 34.9% of revenue, during the three-month period ended December 31, 1998. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including employee recruiting fees, and advertising costs. Personnel and related expenses increased $1,459,000 to $1,544,000, or 83.3% of marketing and sales expense, from $85,000 for the three-month period ended December 31, 1998. Advertising costs increased $68,000 to $141,000 for the three-month period ended December 31, 1999 from $72,000 for the three-month period ended December 31, 1998. We increased our marketing and sales personnel to 40 at December 31, 1999 from five at December 31, 1998. We expect our marketing and sales expenditures to continue to increase during the remainder of fiscal 2000.

Stock based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock based compensation totaled $1,230,000 for the three-month period ended December 31, 1999 and $86,000 for the three-month period ended December 31, 1998. The amortization of stock based compensation is based on the vesting schedule of stock options held by our employees. Upon the initial public offering, vesting on 4,700,775 of these options accelerated to the effective date of the prospectus resulting in an additional charge of approximately $1.2 million.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $889,000 to $892,000 for the three-month period ended December 31, 1999 from $3,000 for the three-month period ended December 31, 1998. This increase was due primarily to the closing of our initial public offering, which resulted in larger cash balances available for investment. During the three-month periods ended December 31, 1999 and 1998, we incurred interest expense in the amount of $78,000 and $4,000, respectively.

Income taxes

     No provision for federal income taxes has been recorded as we have incurred net operating losses since our inception. We have recorded a valuation reserve against all of our net deferred tax asset, which is primarily attributable to net operating loss carry forwards, due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Net Loss

     Net loss increased $3,727,000 to $4,033,000 for the three-month period ended December 31, 1999 from $306,000 for the three-month period ended December 31, 1998. As more fully discussed above, the increased net loss is primarily attributable to increased costs related to the overall growth of our business.

EBITDA

     EBITDA, as defined below, decreased $2,791,000 to negative $2,974,000 for the three-month period ended December 31, 1999 from negative $184,000 for the three-month period ended December 31, 1998. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in the fourth quarter of our fiscal year 2000. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses during our planned expansion.

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

Comparison of nine-month periods ended December 31, 1999 and 1998

Revenues

     Our revenues increased $5,253,000 to $6,367,000 for the nine-month period ended December 31, 1999 from $1,114,000 for the nine-month period ended December 31, 1998. The increase was primarily due to the addition of new customers that generated higher average monthly revenues, as well as from organic growth from certain existing customer accounts. We increased our marketing and sales personnel to 40 at December 31, 1999 from five at December 31, 1998.

Cost of revenue

     Our cost of revenue increased $4,133,000 to 4,861,000, or 76.4% of revenue, during the nine-month period ended December 31, 1999 from $728,000, or 65.3% of revenue, during the nine-month period ended December 31, 1998. The increase in cost of revenue over the two periods was due primarily to increases in personnel and related expenses, including employee recruiting fees, contract personnel, depreciation, and bandwidth. Personnel and related expenses increased approximately $2,297,000 to $2,647,000, or 54.4% of cost of revenue, for the nine-month period ended December 31, 1999 from $350,000 for the nine-month period ended December 31, 1998, as we increased our systems and customer support personnel to 149 at December 31, 1999 from eleven at December 31, 1998. Depreciation expense increased approximately $686,000 to $733,000 for the nine-month period ended December 31, 1999 as we added approximately $10.3 million in computer and related equipment since December 31, 1998. Our broadband services expenses increased $548,000 to approximately $789,000 for the nine-month period ended December 31, 1999 from $241,000 for the nine-month period ended December 31, 1998, to support our increased business activities. The increase in cost of revenues as a percentage of total revenues is largely the result of the Company's investment in personnel and infrastructure to accommodate future growth. We expect our overall cost of revenue to continue to increase in conjunction with the growth of our overall business.

General and administrative

     General and administrative expense increased $3,509,000 to $4,177,000, or 65.6% of revenue, during the nine-month period ended December 31, 1999 from $667,000, or 59.9% of revenue, for the nine-month period ended December 31, 1998. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel expenses, and professional services expenses. Personnel and related expenses increased $2,088,000 to $2,445,000, or 58.6% of general and administrative expenses, for the nine-month period ended December 31, 1999 from $357,000 for the nine-month period ended December 31, 1998. We increased our number of employees in general and administrative functions to 40 employees at December 31, 1999 from five employees at December 31, 1998. Travel expenses increased approximately $296,000 to $324,000 for the nine-month period ended December 31, 1999 from $28,000 in the comparable period in 1998. Professional services fees increased approximately $228,000 to $237,000 for the nine-month period ended December 31, 1999 from $9,000 in the comparable period in 1998.

Marketing and sales

     Marketing and sales expense increased $2,873,000 to $3,306,000, or 51.9% of revenue, during the nine-month period ended December 31, 1999 from $433,000, or 38.9% of revenue, during the nine-month period ended December 31, 1998. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including employee recruiting fees, and advertising costs. Personnel and related expenses increased $2,318,000 to $2,534,000, or 76.7% of marketing and sales expense, from $216,000 for the nine-month period ended December 31, 1998. Advertising costs increased $337,000 to $538,000 for the nine-month period ended December 31, 1999 from $201,000 for the nine-month period ended December 31, 1998. We increased our marketing and sales personnel to 40 at December 31, 1999 from five at December 31, 1998. We expect our marketing and sales expenditures to continue to increase during the remainder of fiscal 2000.

Stock based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock based compensation totaled $1,527,000 for the nine-month period ended December 31, 1999 and $257,000 for the nine-month period ended December 31, 1998. The amortization of stock based compensation is based on the vesting schedule of stock options held by our employees. Upon the initial public offering, vesting on 4,700,775 of these options accelerated to the effective date of the prospectus resulting in an additional charge of approximately $1.2 million. We recorded additional deferred stock compensation of $874,000 during the nine-month period ended December 31, 1999.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $989,000 to $1,003,000 for the nine-month period ended December 31, 1999 from $14,000 for the nine-month period ended December 31, 1998. This increase was due primarily to the closing of private placements of equity securities during the first three quarters of fiscal 2000, and the closing of the initial public offering during the third quarter, which resulted in larger cash balances available for investment. During the nine-month period ended December 31, 1999 and 1998, we incurred interest expense in the amount of $90,000 and $8,000 respectively.

Income taxes

     No provision for federal income taxes has been recorded as we have incurred net operating losses since inception. We have recorded a valuation reserve against all of the net deferred tax asset, which is primarily attributable to net operating loss carry forwards, due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Net Loss

     Net loss increased $5,625,000 to $6,590,000 for the nine month period ended December 31, 1999 from $965,000 for the nine month period ended December 31, 1998. As more fully discussed above, the increased net loss is primarily attributable to increased costs related to the overall growth of our business.

EBITDA

     EBITDA, as defined below, decreased $4,427,000 to negative $5,064,000 for the nine-month period ended December 31, 1999 from negative $637,000 for the nine-month period ended December 31, 1998. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in the fourth quarter of fiscal 2000. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses as we attempt to grow our business.

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

Liquidity and Capital Resources

     We have historically financed our operations primarily through sales of equity securities. Our cash balances increased by approximately $91.9 million during the nine months ended December 31, 1999 to $92.8 million. This net change is primarily a result of net proceeds of $85.9 million from our initial public offering, which consisted of the sale of 7,187,500 shares of our common stock including the underwriters' over allotment. In addition, we issued 5,706,000 shares of common stock in private placements for net proceeds of $13.9 million, including a $3 million investment by Compaq and a $5.0 million investment by Microsoft. Additionally, we issued Microsoft an immediately exercisable five year warrant to acquire 340,910 shares of our common stock at $11.00 per share for no additional cash consideration. We recorded deferred product development costs of approximately $2.1 million related to the value of the warrant, which will be amortized to expense over the lesser of the expected period of benefit or the five-year term of the agreement.

     The increase in cash was partially offset by our investment in property and equipment of approximately $9.8 million during the nine-month period ended December 31, 1999. We have acquired approximately $6.0 million of the new equipment from Compaq under a Master Lease Agreement. Our investment in property and equipment consisted primarily of installation of network infrastructure equipment and purchases of furniture and equipment for new employees.

     Total borrowings under our notes payable and capital lease obligations as of December 31, 1999 were approximately $6.8 million. Notes payable totaling $183,000 were repaid with a portion of the proceeds of the initial public offering.

     To help manage short-term liquidity needs without disrupting our investment strategies, in December 1999 we entered into a revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2000 and outstanding balances accrue interest at the bank's base rate. We may borrow up to $2 million under the credit facility but have not borrowed any amounts to date. The facility is secured by all of our equipment that was unencumbered on the date we entered into the facility and all accounts receivable outstanding from time to time. Under certain limited circumstances, we could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

     We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Under our agreement with Level 3, we are required to purchase at least $10.0 million of bandwidth and co-location services over the next five years. Our quarterly commitment is $200,000 in the first year, $300,000 in the second year, $400,000 in the third year, $600,000 in the fourth year and $1.0 million in the fifth year of the agreement. We anticipate that further expansion of our operations will cause us to incur negative cash flows on a short-term basis, and therefore require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

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

Forward-Looking Statements

     The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, the economy in general and changes in the use of the Internet. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $4.0 million, or negative 118.2% of revenues, for the three-month period ended December 31, 1999, and $1.3 million, or negative 68% of revenues, for the year ended March 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $8.1 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We believe that we will need to hire significant numbers of additional personnel in all areas of our business over the next 12 months. We are also required to purchase $800,000 dollars of co-location and bandwidth services from Level 3 during the first year of our agreement with them. In addition, we expect to incur significant expenses to develop our distribution channel, fund greater levels of research and development, support and improve our operational and financial systems and broaden customer service and support. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

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

We rely on our strategic relationship with Level 3, and if this relationship is terminated or deteriorates our business will suffer

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

     Our relationship with Level 3 also entitles us to offer our services from all existing and future U.S. Level 3 data centers. We currently rely on Level 3 to provide all of the data center capacity that we need to provide our hosting services, and in the future we will be required to purchase most of our data center capacity from Level 3. Further, Level 3 will provide personnel at these data centers to install equipment and assist with support as necessary for us to deliver service in these facilities. If Level 3 fails to perform these services in a timely or effective manner, or at all, we would be required to make alternate arrangements, possibly including hiring additional implementation engineers. In addition, if our relationship with Level 3 is terminated or if Level 3 does not provide the data center capacity that we need, we would be required to seek arrangements with other data center providers or construct our own data centers. We cannot be certain that alternate data center capacity will be available on commercially reasonable terms or at all. We currently rely, and for the foreseeable future will continue to rely, on Level 3 to provide bandwidth and other networking services. If we are unable to obtain these services from Level 3, we would be required to seek arrangements with other providers of these services, and we cannot be certain that alternate services will be available on commercially reasonable terms or at all.

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

     Our success partly depends upon the capacity, reliability and security of our network infrastructure, including the capacity leased from our network suppliers. Our network currently delivers service through numerous network providers, some of which are also our competitors. In the future, we will be required to purchase most of our network capacity from Level 3 to the extent they meet our then-current performance and capacity requirements. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. As our customers' usage of telecommunications capacity increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. We monitor all network links to prevent their being utilized in excess of their recommended capacity. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

We may not be able to deliver our services and our business may suffer if our third-party suppliers do not provide us with key components of our network infrastructure.

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we have agreed for the next three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through December 31, 1999, we have purchased approximately 600 servers from Compaq. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with either of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. Because we operate in a new and evolving market with uncertain prospects for growth, we may be unable to sustain growth in our customer base and our operating results may suffer.

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

Our business will not grow unless Internet usage grows and Internet performance remains adequate.

     Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. Our success depends in large part on continued growth in the use of the Internet. In addition, our business plan anticipates extensive growth in the web site hosting and application hosting markets. The growth of the Internet, including the web site hosting and application hosting markets, is subject to a high level of uncertainty and Internet usage and growth may be inhibited for a number of reasons, such as:

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

  The rapid growth of our business and our service offerings has placed, and is likely to continue to place, a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. We are in the process of implementing new billing and other management information systems. If our information systems, including the systems that we are currently implementing, and other infrastructure, including customer service and support, are unable to support the demands placed on them by the rapid growth in our business, we may be forced to implement new systems. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results. We may not be able to successfully implement these systems when needed or they may not perform reliably.

We may not be able to successfully sustain our growth if we are unable to attract and retain additional highly skilled personnel.

  We are currently experiencing rapid growth and intend to continue expanding. Since incorporating in August 1997, we had grown from five to 229 employees as of December 31, 1999. We believe that we will need to hire significant numbers of additional personnel in all areas of our business over the next 12 months. If we do not succeed in attracting and retaining new, qualified personnel and/or retaining our current personnel, our business could suffer.

  We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We plan to increase our sales force significantly in the calendar 2000. Newly-hired employees will require training and it will take time for them to achieve full productivity. Also, through our relationship with Level 3, we will begin training their sales force to sell our products and services. We cannot be certain that we will be able to hire enough qualified individuals in the future, that newly-hired employees will achieve necessary levels of productivity or that our Level 3 relationship will result in increased sales.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

  We believe that our existing capital resources will enable us to maintain our current and planned operations for at least the next 12 months. However, we may require additional funds during or after that 12-month period. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We could experience system failures which could harm our business and reputation.

  To succeed, we must be able to operate our network management infrastructure around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located primarily in the Dallas/Ft. Worth, Texas metropolitan area. Even though we have attempted to minimize risk through redundant systems, we do not have a comprehensive disaster recovery plan and the occurrence of a natural disaster or other unanticipated problems at any of our data centers could result in interruptions in the services we provide to our customers.

  . Although we have attempted to build redundancy into our network and hosting infrastructure, we have experienced interruptions in service in the past. We have experienced partial system failures due to routing problems, hard drive failures, database corruption and other computer failures. Our network is subject to various points of failure, and a problem with our routers, switches or other equipment could cause an interruption in the services we provide to some of our customers. Any future interruptions could:

  .  cause customers or end users to seek damages for losses incurred;

  .  require us to replace existing equipment or add redundant facilities;

  .  damage our reputation for reliable service;

  .  cause existing customers to cancel their contracts; or

  .  make it more difficult for us to attract new customers.

  .  Any of these results could damage our business.

  We also often provide our customers with service level agreements. If we do not meet the required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, we could be held liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

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

Providing services to customers with mission-critical Web sites and Web-based applications could potentially expose us to lawsuits for customers' lost profits or other damages.

     Because our hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although our standard terms and conditions disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We also believe we would have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

Our limited ability or failure to protect our intellectual property may adversely affect our ability to complete.

     Third parties may infringe or misappropriate our technology or proprietary rights, which could have an adverse effect on our business, results of operations or financial condition. In addition, our competitors or potential competitors may independently develop technologies that are equivalent or superior to our technology. We rely on a combination of copyright, trademark, service mark and trade secret laws to protect our intellectual property. We have filed federal registrations for the mark "Data Return" and other service marks. We also have internally developed software and other tools that are important to our business for which we rely on copyright protection. We have entered into some contractual arrangements with our employees and contractors as well as suppliers, distributors and some of our key customers in order to limit access to, and any disclosure of, our proprietary information. The steps we have taken to protect our intellectual property may be insufficient. We may need to take legal action to protect our intellectual property rights, which could be costly and divert the attention of our technical and management personnel.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time consuming litigation

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

We could lose revenues and our reputation may be damaged if our systems or those of our customers or our suppliers are not Year 2000 compliant.

     Many installed computer systems and software products required upgrades in order for 21st century dates to be distinguished from 20th century dates. Systems that do not comply with these "Year 2000" requirements may cause miscalculations which will interfere with business activities or simply fail to work. Although we implemented a Year 2000 program intended to ensure our computer systems and applications function properly beyond 1999 and requested assurances from our suppliers that their products are Year 2000 compliant and have not experienced any significant Year 2000 issues to date, we cannot be sure that we will be able to promptly or correctly address all relevant Year 2000 issues, especially where third-party customers or suppliers are involved. If we cannot achieve Year 2000 compliance, our systems could be disrupted for a period of time. This would cause a loss of revenues, including requests from customers for credits for downtime. More importantly, any significant disruption would seriously damage our business reputation. We might also face lawsuits for damages. As of the date hereof we have not experienced any material Year 2000 problems, either in our systems or in the systems of our suppliers or customers.

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

We operate in an extremely competitive market, and our business would suffer if we are unable to complete effectively.

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

  .  adopt more aggressive pricing policies

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

     In an effort to gain market share, some of our competitors have incentives not matched by us. In addition, some of our competitors may be able to provide customers with additional benefits that could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without an adverse impact on our business.

Because we have international customers, our business may be adversely affected by foreign political and economic conditions.

     In fiscal 1999, approximately 8% of our revenues were derived from our customers located in Europe and Asia. In addition, we are beginning to operate in London, England. Our success depends in part on expanding our customer base internationally and our ability to successfully operate from data centers in foreign markets. Because our international sales are denominated in U.S. dollars, currency fluctuations may deter foreign customers from purchasing our services. In addition, we face risks in operating and servicing customers in foreign markets, such as:

  .  different Internet access fees;

  .  different technology standards;

  . different privacy, censorship and service provider liability standards and regulations

  .  less protective intellectual property laws.

Any of these risks could adversely affect our ability to operate or expand internationally, which would limit the growth of our business.

Our management will have significant flexibility in applying the proceeds from our initial public offering and our use of proceeds may not yield a favorable return.

     We intend generally to use the net proceeds from our initial public offering to fund our capital expenditures and for working capital and other general corporate purposes. We may also acquire or make investments in other businesses, products, services or technologies and, if we do, we may not be able to make those acquisitions or investments on commercially acceptable terms or we could have difficulty assimilating and integrating any acquired businesses, technologies, services or products. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Our management will have significant flexibility in applying the net proceeds of our initial public offering. We cannot be certain that our use of the proceeds will yield a favorable return.

Our principal shareholders, directors and executive officers currently own approximately 76% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

     Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 76% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of us even if beneficial to our shareholders.

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

          PART II - OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds.

(a)     Microsoft Private Placement

        On October 28, 1999 the Company issued 454,546 shares of Common Stock to Microsoft for a purchase price of $5,000,000. Additionally, an immediately exercisable five-year warrant to acquire an additional 340,910 shares of Common Stock was issued to Microsoft on the same date. This sale was deemed to be exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)     Initial Public Offering

        In late October and early November, we issued 7,187,500 shares of common stock registered in connection with our initial public offering at a price of $13.00 per share for gross proceeds to us of approximately $93.4 million and estimated net proceeds of approximately $85.9 million.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        10.1 Credit Agreement dated December 29, 1999 between Data Return Corporation and Bank One, Texas, N.A.

        10.2 Promissory Note dated December 29, 1999 to Bank One, Texas, N.A.

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


                                  Data Return Corporation



Dated: February 14, 2000          By:   /s/ Stuart A. Walker
                                     ----------------------------------------
                                     Stuart A. Walker, Vice President
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer &
                                      Authorized Officer)