Form 10-K
period 2000-03-31
DATA RETURN CORP
filed 2000-06-29
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended March 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ___________ to _____________

                        Commission file number: 0-27801


                            DATA RETURN CORPORATION
                            -----------------------
            (Exact name of registrant as specified in its charter)

         Texas                                         75-2725998
(State of incorporation)                 (I.R.S. employer identification number)



        222 West Las Colinas Boulevard, Suite 450, Irving, Texas 75039
              (Address of principal executive offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code: (972) 869-0770

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.001 Per Share
                        Preferred Stock Purchase Rights


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value of Common Stock held by nonaffiliates as of June 15, 2000: $434,809,858

  Number of shares of Common Stock outstanding as of June 15, 2000:  35,495,608


                      DOCUMENTS INCORPORATED BY REFERENCE

   Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


      (1) Proxy statement for the 2000 annual meeting of shareholders -  Part
III

                               TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------------
PART          ITEM 1.  BUSINESS.........................................................................      1
I             ITEM 2.  PROPERTIES.......................................................................
              ITEM 3.  LEGAL PROCEEDINGS................................................................      9
              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................      9
                       EXECUTIVE OFFICERS OF THE REGISTRANT.............................................      9
---------------------------------------------------------------------------------------------------------------
PART          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............     11
II            ITEM 6.  SELECTED FINANCIAL DATA..........................................................     12
              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS........ ..............................................................     13
              ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................     27
              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................     27
              ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                       DISCLOSURE.......................................................................     28
---------------------------------------------------------------------------------------------------------------
PART          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................     28
III           ITEM 11  EXECUTIVE COMPENSATION...........................................................     28
              ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................     28
              ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................     28
---------------------------------------------------------------------------------------------------------------
PART          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................     28
IV            SIGNATURES................................................................................     31

                                   FORM 10-K

   The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, changes in the economy in general and changes in the use of the Internet. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." You are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.


                                    PART I

ITEM 1.   BUSINESS

Our Company

  Data Return provides advanced Microsoft-based Internet hosting services to businesses, web site developers, application service providers and other organizations. Our advanced hosting services enable our customers to establish and maintain sophisticated e-commerce and other applications through which they can conduct transactions and manage information on a worldwide basis over the Internet. Our hosting services provide support for software such as Windows 2000, Windows NT, Internet Information Server, Active Server Pages, SQL Server and Site Server Commerce Edition.

  We were incorporated in August 1997 by three former Microsoft product support engineers, and, as of March 31, 2000, we hosted over 1,600 applications web sites for more than 1,000 customers across many industries. Our customers range in size from large Fortune 500 companies to smaller businesses, both conventional and web-based. Our customers include Microsoft, Compaq, Pier 1 Imports, Alibre, Executive Software, PlanetOutdoors.com and The Trane Company. Our advanced hosting services are designed for customers deploying sophisticated, high-end Internet applications that require a professionally-managed environment incorporating high performance network access, advanced system monitoring and technical support in secure, fault-tolerant facilities.

  Microsoft Corporation, Compaq Computer Corporation and Level 3 Communications, Inc. have invested in our company. We believe our relationships with these companies enhance our credibility with potential customers and provide us with early access to new products, superior technical services, training and new business opportunities.

Our Solution

  Data Return is an advanced hosting provider dedicated to delivering scalable, reliable and high performance hosting services on the Microsoft platform. By combining our experience in managing Microsoft-based Internet technologies, a scalable deployment architecture and high performance content delivery, we have developed a family of services designed to address a wide range of customer needs.

 Advanced Managed Services

  Managing the deployment of business-critical web applications requires an in-depth understanding of the underlying software, hardware and network technologies. We use our expertise in Microsoft technologies to provide management services for our customers' hosting needs, including:

  . consultation and recommendations on standardized system architecture;

  . installation, configuration and stress testing of hardware and software;

  . ongoing maintenance of hardware and software, including content back-ups and system upgrades;

  . a broad array of system and network monitoring and reporting services; and

  . technical support designed to respond to both simple and complex system issues.


Scalable Deployment Architecture

  Our customers require system architecture that is flexible and can be expanded over time to meet increasing demand. We offer a scalable deployment architecture for the Microsoft platform that enables customers to migrate to more robust service offerings, such as high-end multi-server clustered solutions, as their site traffic grows. The flexibility of this architecture allows us to offer a wide range of hosting solutions to our customers.


High Performance Content Delivery

  Overall application performance is an essential component to deploying an Internet-based application successfully. There are many factors that contribute to overall performance including the configuration and architecture for hardware, software and Internet access. Our private networking architecture bypasses the congested public exchange points, such as the Metropolitan Area Exchanges and Network Access Points, increasing speed and reliability.


Pre-Packaged Solutions for Advanced Hosting

  We have standardized our services into packages with defined pricing and feature sets that can be used stand-alone or as components in a larger solution. We believe these pre-packaged solutions provide a more complete alternative than colocation. Colocation arrangements typically involve a vendor supplying space for the server and Internet connections and the customer being responsible for defining and implementing the deployment architecture. Our pre-packaged solutions enable our customers to outsource these responsibilities to us for their Internet, extranet or intranet applications.

Our Services

  We package our hosting services into standardized, definable product offerings. Our services are designed to be comprehensive in terms of feature sets and to address our customers' outsourcing needs for a wide variety of requirements, including:

   . customers accessing public web sites on the Internet;

   . employees accessing private web sites through intranets; and

   . partners and other designated user groups accessing private or public web sites through extranets.


Offerings


  Our advanced Microsoft hosting services allow us to support the Internet, intranets and extranets for both commercially developed applications and custom developed applications. To address this wide variety of customer requirements, we have developed three distinct categories within our service family - clustered, dedicated and shared. We also offer a variety of additional services such as firewalls, private circuits and a scalability center that includes architecture, testing and stress labs. We are also beginning to offer just the managed services portion of our hosting solution to some of our customers. Under these arrangements, we provide the monitoring, maintenance and management of the infrastructure and the customer provides its own servers, colocation and bandwidth. We also provide these services from the data centers of other providers if our customer acquires colocation space in one of their facilities. For example, we are currently providing managed services for customers that are colocated in Exodus and AboveNet facilities. Because it leverages our expertise in Microsoft technologies we believe that this offering is a natural extension of our traditional hosting services.

          Clustered Hosting Services. For customers that deploy e-commerce enabled or other business-critical applications and expect high traffic volumes, we have developed a family of clustered hosting services, including geographically dispersed clusters. Our clustered service plans distribute content and functionality across multiple servers, which allows our customers' applications to scale beyond a single server. Additionally, our clustering services are designed to allow our customers' business-critical applications to continue operating in the event a server fails. These services are designed to provide enhanced system performance and system reliability for application and database services.

          Dedicated Hosting Services. Dedicated hosting services are designed for customers with complex requirements and high traffic volumes who are seeking greater control over the server environment but who do not require multiple servers. Our dedicated service plans provide each customer with its own server. These service plans offer a number of advantages over shared hosting packages, including:

          . improved service reliability and content delivery by limiting each server to a single developer environment; and

          . greater flexibility in configuration of the specific server environment.

     We offer several dedicated service options that range from entry-level web servers to high performance, multi-processor database servers.

          Shared Hosting Services. Shared hosting services, our entry level service plan, are for customers with relatively low volumes of traffic. We have designed our shared hosting package to minimize the cost for customers by providing these services on a server shared by multiple customers. This service plan includes many standard features and options for database support, commerce support and media services.

Customers

     We typically provide hosting services directly to end user customers, both traditional enterprises and internet-focused, or dot com, businesses. However, we also provide hosting services to application service providers, web site development firms and other organizations that bundle our solution with a service or product they provide to their end user customers. Our customers are located primarily in North America and Europe. As of March 31, 2000, we hosted over 1,600 web sites for more than 1,000 customers ranging from small- and medium-sized businesses to Fortune 500 companies. Our top customers based on monthly recurring revenue rate at the end of fiscal 2000 include:


     Microsoft                            Alibre
     Dash.com                             Regency Voice Systems
     Netpliance                           Open Table
     Freescholarships.com                 Tenet HealthSystem Medical
     USDATA Corporation                   Apps.com
     OnGiving.com                         Pier 1 Imports
     Handango                             Executive Software
     Gamebay.com                          HipHip Software
     KasparovChess Online                 The Trane Company
     PlanetOutdoors.com                   Ithought.com

     During fiscal 2000, no single customer accounted for 10% of revenues. However, we executed an agreement with a customer during the fourth quarter of fiscal 2000 that provides for a monthly fee greater than $700,000. This customer would have accounted for greater than 10% of our revenues during fiscal 2000 if we had received this monthly fee for the fourth quarter of fiscal 2000. Our results of operation will be adversely affected if we lose the revenues we expect to be generated by this customer.

Key Relationships

 Level 3

  We entered into a five-year relationship with Level 3 in July 1999. This strategic relationship allows us to leverage our advanced hosting and managed application services with their U.S. data center infrastructure. We have agreed that if Level 3 can provide substantially similar services to those we request we will purchase 75% of these services from Level 3 from July 2000 through December 2000 and 90% of these services from Level 3 from January 2001 through June 2004. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3. We have also made a purchase commitment to Level 3 of $800,000 in the first year, $1.2 million in the second year, $1.6 million in the third year, $2.4 million in the fourth year and $4.0 million in the fifth year for a total minimum commitment for the term of the contract of $10.0 million. During fiscal 2000, we significantly exceeded our purchase commitment to Level 3. The prices we will pay Level 3 for the services over the term of our agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. Level 3 can terminate our agreement if we default and do not cure the default within 30 days of notice or upon a change of control that results in Data Return being owned by a competitor of Level 3. Level 3 has acquired 1,952,940 shares of our common stock in exchange for $5.0 million in credit for future bandwidth purchases in excess of our quarterly purchase commitment.


 Compaq

  We use Compaq servers to provide the hardware platform for our advanced hosting services. Our relationship with Compaq provides direct contact with product development engineers and marketing management at multiple levels within the Compaq organization. In July 1999, we entered into a three-year agreement with Compaq under which we agreed to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. We are required to purchase these servers only if Compaq provides financing for the servers on competitive terms, if the price, performance and quality of the Compaq servers is reasonably satisfactory to us and if Compaq commits to deliver these servers on the schedule we request. Through March 31, 2000, we had purchased 676 servers under this agreement. Compaq also owns 1,171,764 shares of our common stock.


 Microsoft

  In September 1999, we entered into a licensing agreement with Microsoft. Under this agreement we licensed proprietary installation tools for third-party hosted applications to Microsoft. Microsoft owns 454,546 shares of our common stock and a warrant to acquire an additional 340,910 shares of our common stock at an exercise price of $11 per share. In addition, Microsoft has engaged us to provide managed services for several of its Internet properties.

  We are recognized by Microsoft as one of the leading providers of advanced hosting services on the Microsoft platform. We have received the Microsoft Certified Solution Provider Partner and Application Service Provider Partner designations. We believe that one of our key competitive advantages is the level of customer service and support that we can provide as a result of our relationship. However, we do not have an agreement with Microsoft to continue to confer all of these certifications and designations. Microsoft could discontinue its relationship with us at any time.

Marketing and Sales

  Our marketing strategy was initially focused on our product packaging. We have made an extensive effort to package our hosting services in standardized, definable product offerings that are competitive in terms of features, functions and prices. We have made our services easy to purchase by presenting these packages, including all set-up and monthly charges, in detail on our web site. We believe that this packaging and standardization has shortened our selling cycle and enhances customer satisfaction by making available to decision makers the technical and business information necessary to choose a service level.

  We primarily market through advertising in magazines targeted at developers and information service professionals. We also advertise online, through direct mail and at trade shows and conferences. We intend to increase our spending in all of these areas.

  Our inside sales force responds to inquiries, which typically have been generated by advertising and referrals from customers, strategic partners and
developers.   During the last half of fiscal 2000, we began developing an outside sales force to proactively seek potential customers. Each outside salesperson's territory includes one or more Level 3 U.S. gateways. We intend to continue to expand our inside and outside sales forces.

  Our sales force is currently paid a commission for each sale that it completes based upon the customer's first month of recurring revenue. To encourage our sales force to pursue long-term revenue generating business, we adjust the commission paid to the sales person if the customer does not use our service for a minimum period of time.

Customer Support

  We believe a critical element of customer service is providing a high level of technical expertise within both customer support and systems organizations. Our technical support engineers are expected to be proficient in at least:

   . one major network operating system;

   . two applications from our supported product list; and

   . either one programming language or one database application.

  Further, we require all of our support and systems technicians to become Microsoft Certified Systems Engineers or Microsoft Certified Professionals.

  All systems are monitored and maintained on a 24 hours a day, seven days a week, or 24x7, basis. We provide standard customer support from 9AM-8PM Central time Monday through Friday and 9PM-6PM Saturday and Sunday via both telephone and electronic request forms. We provide business-critical customer support on a 24x7 basis. Response times are published on our support web site and are
prioritized according to severity levels.   We have also created dedicated
support teams that are available on a 24x7 basis to customers with especially complex deployments. These technical account managers provide a direct line of communication for our customers, which we believe provides a superior level of service.

Infrastructure

  We use a platform that is comprised mostly of Internet-related software products running on Microsoft's Windows 2000 and NT operating systems and Compaq servers. We primarily use Alteon and F5 clustering switches along with Cisco switches and routers to connect our servers to the Internet. By focusing on standard platforms, we gain efficiency and effectiveness in terms of training, documentation, spare parts and overall support. We also maintain some hosting services running on other software platforms. In addition, we support application level services such as SQL Server, Active Server Pages and Site Server Commerce Edition. Specifically, our infrastructure consists of the following key elements:

  . secure, carrier-class data centers;

  . a scalable server platform;

  . automated deployment processes;

  . monitoring and systems management; and

  . advanced  high performance network.


Secure, Carrier-Class Data Centers

  Our primary data center is located within Level 3's Dallas gateway. Security for the data center is provided with a 24x7 guard and entry restriction via access device. Power to the building is provided by redundant connections from separate transformers. The data center is also equipped with fire suppressant systems, environmental control systems and redundant networking hardware. The
Level 3 facility provides us with access to Level 3's worldwide IP network.   We
also offer hosting services from other Level 3 gateways and provide managed services to customers in data centers of other providers.

A Scalable Server Platform

  Our standard platform for service delivery uses Compaq servers. These servers generally run the Windows 2000 or NT operating system along with various application software, such as Microsoft SQL Server or Microsoft Internet Information Server. Compaq's Distributed Internet Server Array (DISA) architecture leverages the clustering and load balancing features of Windows 2000 - Advanced Server or Windows NT Server, Enterprise Edition with Internet Information Server. This architecture enables us to support scalable, highly-available Internet-enabled applications. In addition, by focusing on standard platforms, we believe that we can gain efficiency and effectiveness in terms of training, documentation, spare parts and overall support.

Automated Deployment Processes

  We configure and test our hardware and software through the use of both commercially available and internally built tools. The software installation process consists of a series of unattended scripts and batch files providing a fast, consistent and repeatable configuration. As the server is provisioned with user accounts, web sites and file transfer protocol sites, the automated script also tests each step to evaluate whether the server is functioning correctly. We also manually test the installation process to further evaluate the quality and integrity of the installation.

Monitoring and Systems Management

  We combine commercial tools and internally built applications to provide monitoring, analysis and reporting of application, service and hardware performance on a 24x7 basis. Systems administration and management is remotely performed using an interface that encrypts all client-server communication with a 64-bit encryption algorithm for added security. Additionally, we offer a customer control panel, which provides a standard user interface that allows customers to perform the most commonly performed web site administrative tasks. The customer control panel also allows customers to electronically submit more advanced administrative tasks and support issues support requests to our service and support group.

Advanced High Performance Network

  We have based our network hardware on Cisco, Alteon and F5 technologies. Our network consists of multiple, diverse connections to the Internet that currently provide us with local access to multiple leading backbone providers. These multiple connections allow us to increase both performance and reliability by routing traffic over private connections to bypass congested public exchange points such as the Metropolitan Area Exchanges and Network Access Points. In addition to increased performance, our network architecture reduces our dependency on any one network provider, increasing network availability for our customers. Our network security solutions include firewalls, encryption techniques, virtual private networks and other security technologies and techniques.

Competition

  The markets in which we operate are highly competitive, and competition is increasing because few apparent substantial barriers to entry exist in the Internet hosting market. Although it is impossible to quantify our relative competitive position in our market, many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. We expect that we will face competition from existing competitors as well as new market entrants in the future. The primary competitive factors in our market are:

     . technical expertise in developing advanced hosting solutions;

     . quality of service, including network capability, scalability, reliability and functionality;

     . customer service and support;

     . variety of services and products offered;

     . price;

     . brand name recognition;

     . Internet system engineering and technical expertise;

     . timing of introductions of value-added services and products;

     . network security;

     . financial resources; and

     . conformity with industry standards.

  Our current and potential competitors vary by size, product offering and geographic region and may elect to partner with each other or with focused companies like us to deliver service on the Microsoft platform. They include:

     . Microsoft advanced hosting providers;

     . web and application hosting service providers;

     . application-specific hosting service providers;

     . colocation providers;

     . managed service providers;

     . local, regional and international Internet service providers;

     . local, regional and international telecommunications companies;

     . systems integrators and large information technology outsourcing companies,;

     . multimedia hosting companies; and

     . other hardware, software and technology companies.

  Our competitors may operate in one or more of these areas and include companies such as AboveNet, AT&T, British Telecommunications, Cable & Wireless, Concentric Network, Critical Path, Dell, Digex, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Interliant, Level 3, MCI WorldCom (including UUNET), Navisite, PSINet, Qwest Communications International, Usinternetworking, USWeb/CKS Group, Verio and Yahoo!

Employees

  As of March 31, 2000, we had 325 employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

  Our corporate headquarters are currently located in Irving, Texas and consist of approximately 100,000 square feet of office space that is leased until May 30, 2003. We also have an office in Dallas, Texas, consisting of 10,500 square feet of office space that is leased until May 31, 2004.

ITEM 3.   LEGAL PROCEEDINGS

  We do not believe that we are subject to any pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers:

                 Name                         Age                              Position
                 ----                         ---                              --------
Sunny C. Vanderbeck........................    27        Chairman of the Board and Chief Executive Officer

Michelle R. Chambers.......................    31        President, Chief Operating Officer and Director

Robert A.  Prosen..........................    45        Senior Vice President - Operations

Michael S. Shiff...........................    46        Senior Vice President - Marketing, Sales and
                                                         Business Development

Stuart A. Walker...........................    35        Senior Vice President - Chief Financial Officer and
                                                         Treasurer

Mark A. Bowles.............................    39        Vice President - Advanced Technology Deployment

Scott W. Brewer............................    36        Vice President - Technical Services

Kenneth S. Garber..........................    47        Vice President - Sales

Mark C. Gunnin.............................    32        Vice President - General Counsel and Secretary

Jason A. Lochhead..........................    27        Vice President - Chief Technical Officer and Director

J. Todd Steitle............................    34        Vice President - Marketing

Mark A.  Warren............................    40        Vice President  Product Research and Development

  Sunny C. Vanderbeck, a co-founder of our company, has served as Chairman and Chief Executive Officer since our incorporation in August 1997. Before founding Data Return, from July 1996 to January 1997, Mr. Vanderbeck was a technical product manager and Lead Internet/Intranet Consultant for Software Spectrum, a reseller of Microsoft products. From May 1995 to June 1996, while employed by Software Spectrum, Mr. Vanderbeck served as an independent consultant to Microsoft where he served as a team leader for Microsoft Messaging products and as a product support engineer. From July 1994 to May 1995, Mr. Vanderbeck was an independent consultant. From 1990 to 1994, Mr. Vanderbeck served as a Section Leader in the 2nd Ranger Battalion, a U.S. Army Special Operations unit. Mr. Vanderbeck is a regional finalist for the Ernst & Young Entrepreneur of the Year award and is a Microsoft Certified Systems Engineer.

  Michelle R. Chambers, a co-founder of our company, has served as President and a director since our inception and was appointed Chief Operating Officer in April 1998. Before founding Data Return, from October 1996 to March 1997, Ms. Chambers was a Consultant at Microsoft, where she was a member of the Microsoft Consulting team responsible for the design and development of the migration plan for Audionet's (now broadcast.com) platform conversion from Unix to Windows NT. Prior thereto, Ms. Chambers served as a product support engineer at Microsoft from February 1995 to October 1996, and was the Corporate E-mail Coordinator for Arco Exploration and Production Technology from August 1993 to February 1995. Ms. Chambers is a Microsoft Certified Systems Engineer. Ms. Chambers graduated magna cum laude from the University of North Texas with a Bachelor in Business Administration in Business Computer Information Systems.

  Robert A. Prosen has served as Senior Vice President - Operations since May 2000. Prior to joining Data Return Mr. Prosen served as Senior Vice President of Sabre Technology Solutions, from 1997 to May 2000 where he lead the Americas Region to become Sabre's top performing business unit. Before joining The
Sabre Group Mr. Prosen was Vice President of Professional Services at Hitachi Data Systems from 1995 to 1997, where he panned and directed business operations and technology planning, as well as network and year 2000 consulting. Prior to this, from 1993 to 1995, he served as managing partner of Professional Services for AT&T Global Information Solutions (currently NCR). His accomplishments at AT&T include building a nationally recognized management and technology consulting practice that offered services such as network and architecture consulting, program management, solutions engineering, and systems integration. Mr. Prosen graduated from Georgia State University with a holds a Masters of Business Administration and from Texas Tech University with a Bachelor of Science in Engineering. He has continued his postgraduate education at Wharton, the Massachusetts Institute of Technology and Duke University.

  Michael S. Shiff has served as Senior Vice President - Marketing, Sales and Business Development since June 1999 and previously served as Vice President - Marketing, Sales and Business Development since March 1998. Mr. Shiff served as President of MicroVision Medical Systems, a manufacturer of medical imaging systems, from April 1996 to December 1996. From April 1993 to November 1995, Mr. Shiff was Vice President of Sales for Kodak Health Imaging Systems, a manufacturer of medical imaging systems. He also served as Vice President of Marketing and Sales for Vortech Data, a manufacturer of medical imaging systems, from March 1989 until Vortech's acquisition by Eastman Kodak in March 1993. Prior thereto, Mr. Shiff was Director of Strategic Sales Development for Hughes Network Systems, a manufacturer of telecommunications systems, and was Domestic Marketing Manager for the Satellite Communications Group of M/A-COM Telecommunications, a manufacturer of telecommunications systems, which was acquired by Hughes Aircraft. Mr. Shiff graduated with distinction from the University of Wisconsin with a Bachelor of Science in Education.

  Stuart A. Walker has served as our Senior Vice President - Chief Financial Officer and Treasurer since May 2000 and previously served as Vice President - Chief Financial Officer and Treasurer since June 1999 and as Chief Financial Officer since March 1999. He also served as Secretary from June 1999 until November 1999. Prior to joining Data Return, Mr. Walker was a consultant with Eubank, Wofford and Nichols, LLP, a public accounting firm, from June 1998. Mr. Walker served as Vice President and Chief Financial Officer of Aviation Group, Inc., an aviation services company, from September 1997 to April 1998. He served as Corporate Controller of Precept Business Products, Inc., a business products distribution company, from August 1996 to August 1997. He was Vice President Finance and Controller of DirectNet Corporation, an educational technology company, from March 1995 to August 1996. Mr. Walker served in various capacities at Price Waterhouse LLP in the audit, bankruptcy, consulting and litigation support areas from September 1988 to March 1995. Mr. Walker is a Certified Public Accountant and graduate from California Polytechnic State University, San Luis Obispo with a Bachelor of Science in Business Administration.

  Mark A. Bowles has served as Vice President - Advanced Technology Deployment since June 1999. For the period from March 1998 to May 1999, Mr. Bowles served as our Director of Service and Support and Executive Director of Technical Services. Prior to joining Data Return, from February 1997 to March 1998, Mr. Bowles was a manager of the Advanced Technologies Group at Arthur Andersen LLP, a public accounting firm. Mr. Bowles also served as a Project Manager at Interface Teknologies, a systems integration firm, from April 1995 through February 1997. Mr. Bowles graduated from the University of Texas at Arlington with a Bachelor of Business Administration.

  Scott W. Brewer has served as Vice President - Technical Services since June 1999. Before joining Data Return, Mr. Brewer was with CompuCom Systems, a technology services company, where he served as Director, Professional Services from October 1998 to April 1999, General Manager of Houston Sales from May 1998 through October 1998, and Manager, Technical Services, Dallas Sales from October 1997 through May 1998. Mr. Brewer also served as Manager, Systems Engineering, Dallas Sales from April 1996 to October 1997 and Consulting Systems Engineer, Dallas Sales from January 1991 to April 1996 at CompuCom Systems.

  Kenneth S. Garber has served as Vice President - Sales since June 1999. From March 1996 to May 1999, Mr. Garber was Vice President of Sales and Business Development for Chroma Vision Medical Systems, Inc., a manufacturer of medical imaging systems. Prior to that, Mr. Garber served as Vice President and General Manager of the Imagelink Business Unit for Kodak Health Imaging Systems from 1994 to March 1996. Previously, Mr. Garber held various marketing and sales positions with Vortech Data, Hughes Network Systems, Satellite Business Systems and Federal Data Corporation. Mr. Garber graduated from George Washington University with a Bachelor of Science in Environmental Science.

  Mark C. Gunnin has served as Vice President - General Counsel since October 1999 and Secretary since November 1999. Before joining Data Return, Mr. Gunnin practiced corporate and securities law with Thompson & Knight L.L.P. from September 1993 to October 1999. Mr. Gunnin graduated from the University of Texas at Austin with a Juris Doctor and from Baylor University with a Bachelor of Arts.

  Jason A. Lochhead, a co-founder of our company, has served as Vice President - Chief Technology Officer since November 1999 and previously served as Vice President - Research and Product Development. Mr. Lochhead has served as a director since our inception. From September 1996 until August 1997, Mr. Lochhead was an independent consultant. Previously, from September 1995 to September 1996, while employed by Software Spectrum, Mr. Lochhead served as an independent consultant to Microsoft where he served as a product support engineer for Microsoft Mail and Microsoft Exchange. While at Software Spectrum, Mr. Lochhead also served as the Microsoft Mail Gateway team lead for the period from March 1996 to September 1996. From July 1993 to September 1995, Mr. Lochhead was a System Administrator at Hughes Training, a division of Hughes Aircraft. Mr. Lochhead is a Microsoft Certified Systems Engineer.

  J. Todd Steitle has served as Vice President - Marketing since June 1999. Previously, he served as our Director of Marketing from May 1998 to June 1999. Before joining Data Return, Mr. Steitle held various sales and marketing positions for the Tools Division of Sybase Corporation, formerly Powersoft Corporation, a software company, from May 1996 to May 1998. From September 1994 to May 1996, Mr. Steitle served as Manager of Business Development for Kodak Health Imaging Systems. Previously, Mr. Steitle held various marketing and sales positions for Apple Computer Corporation. Mr. Steitle graduated from the University of Texas in Austin with a Bachelor of Business Administration in Marketing.

  Mark A. Warren joined Data Return in September 1999 and has served as Vice President - Product Research and Development since November 1999. Prior to joining Data Return, from April 1995 to September 1999, Mr. Warren was the Director of Electronic Commerce at CoreTech Consulting Group, where his team specialized in developing innovative e-business solutions for large organizations. Prior to CoreTech, from December 1989 to April 1995, he owned and operated Corporate Associates Incorporated, a consulting firm that focused on automating development process and saving troubled projects, serving clients throughout the mid-Atlantic region. Mr. Warren holds a degree in Electrical Engineering from the Pennsylvania Institute of Technology.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Our common stock is traded on the Nasdaq National Market under the symbol "DRTN." The following table sets forth the range of the high and low closing sale prices of our common stock by quarter as reported on the Nasdaq National Market since October 27, 1999, the date our common stock commenced trading.

Quarter                                            High           Low
---------------------------------------------------------------------------

2000:
         Fourth Quarter                            $94.25         $36.50
         Third Quarter                             $67.13         $13.75


  As of June 16, 2000, we had 61 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

  We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



                                                         Period from
                                                     September 22, 1997             Year ended March 31,
                                                       (inception) to            -------------------------
                                                       March 31, 1998              1999             2000
                                                     -------------------         -------          --------
                                                                     (dollars in thousands)
Statements of Operations Data:
Revenues.............................................       $      336           $  1,889         $   11,833
Costs and expenses:
    Cost of revenue..................................              198              1,105              9,277
    General and administrative.......................              230              1,063              8,123
    Marketing and sales..............................               38                663              6,212
    Stock-based compensation.........................               61                349              1,779
                                                            ----------           --------         ----------
Total costs and expenses.............................              528              3,180             25,391
                                                            ----------           --------         ----------
Loss from operations.................................             (192)            (1,291)           (13,558)
Other income (expense)...............................                2                  7              1,870
                                                            ----------           --------         ----------
Net loss.............................................       $     (190)          $ (1,284)        $  (11,688)
                                                            ==========           ========         ==========
Net loss per common share............................       $    (0.01)          $  (0.07)        $    (0.40)
                                                            ==========           ========         ==========
Shares used in per share computation.................           15,882             18,371             29,268
                                                            ==========           ========         ==========
Other Financial Data:
EBITDA (1)...........................................       $     (118)          $   (813)        $   (9,536)
Net cash provided by (used in) operating
 activities..........................................                2               (645)            (8,955)
Net cash used in investing activities................              (55)              (939)            (5,828)
Net cash provided by financing activities............              527              1,953             99,364
Purchases of property and equipment..................               55                814              5,953

                                                                                         March 31,
                                                                            ------------------------------------
                                                                                1998         1999        2000
                                                                               -----         ----        ----
                                                                                   (dollars in thousands)
Balance Sheet Data:
Working capital.....................................................           $ 321       $  561       $ 79,970
Total assets........................................................             734        2,214        114,857
Notes payable and capital lease obligations--long-term..............              36          166         11,324
Total shareholders' equity..........................................             430        1,245         91,301

(1) EBITDA consists of loss from operations of $193,000, $1,291,000 and $13,558,000 plus depreciation and amortization of $13,000, $131,000 and $2,036,000 and amortization of unearned stock-based compensation of $61,000, $349,000 and $1,779,000 for the period from September 22, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements. Our fiscal year ends on March 31.

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

  Currently, we derive substantially all of our revenues from advanced hosting services. Historically, we have also derived a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting revenues are generated from recurring monthly fees. The remainder are derived from one-time set-up fees for installation. Revenues are billed on a monthly basis and are recognized as the service is performed.

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

  . marketing and sales, which consists primarily of advertising and compensation and related expenses; and

  . stock-based compensation, which relates to employee stock options granted at prices less than fair market value.

    We have incurred significant losses since our inception and, as of March 31, 2000, had an accumulated deficit of approximately $13.2 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to continue to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to continue to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Results of Operations

  The following table sets forth selected financial data as a percent of revenue for the period from September 22, 1997 (inception) to March 31, 1998 and the years ended March 31, 1999 and 2000.

                                                                            % of Revenue
                                                     -----------------------------------------------------------
                                                          Period from
                                                      September 22, 1997                  Year Ended March 31,
                                                        (inception) to                 ------------------------
                                                        March 31, 1998                 1999                2000
                                                        --------------                 ----                ----
Revenues............................................             100.0%                 100.0%          100.0%
Costs and expenses:
  Cost of revenue...................................              58.9                   58.5            78.4
  General and administrative........................              68.5                   56.3            68.0
  Marketing and sales...............................              11.6                   35.1            52.5
  Stock-based compensation..........................              18.2                   18.5            15.7
                                                                ------                 ------          ------
Loss from operations................................             (57.2)                 (68.4)         (114.6)
Other income (expense):
  Interest income...................................               0.7                    1.1            18.5
  Interest expense..................................              (0.1)                  (0.7)           (2.7)
                                                                ------                 ------          ------
  Net loss..........................................             (56.6)%                (68.0)%         (98.8)%
                                                                ======                 ======          ======

Comparison of fiscal 1999 and 2000

Revenues

  Our revenues increased $9,944,000 to $11,833,000 for fiscal 2000 from $1,889,000 for fiscal 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Organic growth from some existing customer accounts also contributed. We increased our marketing and sales personnel to 52 at March 31, 2000 from six at March 31, 1999.

Cost of revenue

  Our cost of revenue increased $8,172,000 to $9,277,000, or 78.4% of revenue, for fiscal 2000 from $1,105,000, or 58.5% of revenue, for fiscal 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, including employee recruiting fees, depreciation and bandwidth. The increase as a percent of revenue was partially attributable to our incurring these costs in advance of revenues. Personnel and related expenses increased approximately $4,489,000 to $5,031,000, or 42.5% of revenue, for fiscal 2000 from $542,000, or 28.7% of revenue, for fiscal 1999, as we increased our systems and customer support personnel to 167 at March 31, 2000 from 20 at March 31, 1999. Depreciation expense increased approximately $1,587,000 to $1,676,000 for fiscal 2000 as we added approximately $23.2 million in computer and related equipment since March 31, 1999. Our broadband services expenses increased $994,000 to approximately $1,335,000 for fiscal 2000 from $342,000 for fiscal 1999, to support our increased business activities. Other hardware and software equipment costs increased $439,000 to $501,000 for fiscal 2000 to support the growth in our business. Facilities expense increased $268,000 during fiscal 2000 as a result of the addition of a customer build center. Travel and professional services increased $84,000 and $95,000, respectively, for fiscal 2000 reflecting the increased geographic dispersion of our customer base. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

  General and administrative expense increased $7,060,000 to $8,123,000, or 68.0% of revenue, during fiscal 2000 from $1,063,000, or 56.3% of revenue, during fiscal 1999. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel and professional services. Personnel and related expenses increased $4,491,000 to $5,121,000, or 43.3% of revenue, for fiscal 2000 from $630,000, or 33.4% of revenue, for fiscal 1999. We increased our number of employees in general and administrative functions to 106 employees at March 31, 2000 from eight employees at March 31, 1999. Travel expenses increased approximately $439,000 to $484,000, or 4.1% of revenue, for fiscal 2000 from $44,000, or 2.4% of revenue, for fiscal 1999. Professional services fees increased approximately $414,000 to $499,000 for fiscal 2000 from $85,000 in the comparable period in 1999. Depreciation expense increased $346,000 in fiscal 2000, which is a result of increased internal equipment necessary to support the growth of our business. Amortization of product development costs related to the warrant we issued to Microsoft in September 1999 increased $178,000. Facilities, supplies, and insurance expense increased $357,000, $136,000 and $208,000, respectively, as a result of our move into a larger facility and the growth in general and administrative employees. Bad debt expense increased $493,000 as our customer base and revenues continue to grow.

Marketing and sales

  Marketing and sales expense increased $5,549,000 to $6,212,000, or 52.5% of revenue, during fiscal 2000 from $663,000, or 35.1% of revenue, during fiscal 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including employee recruiting fees and advertising costs. Personnel and related expenses increased $4,176,000 to $4,547,000, or 38.4% of revenue, for fiscal 2000 from $370,000, or 19.6% of revenue, for fiscal 1999. Advertising costs increased $549,000 to $846,000 for fiscal 2000 from $296,000 for fiscal 1999. We increased our marketing and sales personnel to 52 at March 31, 2000 from six at March 31, 1999.

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $1,779,000 for fiscal 2000 and $349,000 for fiscal 1999. The amortization of stock-based compensation is based on the vesting schedule of stock options held by the Company's employees.

Other income (expense)

  Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $2,171,000 to $2,191,000 for fiscal 2000 from $20,000 for fiscal 1999. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in larger cash balances available for investment. During fiscal 2000, we increased interest expense $308,000 to $321,000 related primarily to equipment capital leases entered into in the third and fourth quarter of fiscal 2000.

Income taxes

  No provision for federal income taxes has been recorded as we have incurred net operating losses since our inception. We have recorded a valuation allowance against all of our net deferred tax asset, which is primarily attributable to net operating loss carry forwards, due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Net Loss

  Net loss increased $10,404,000 to $11,688,000 for fiscal 2000 from $1,284,000 for fiscal 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth. We expect net losses to increase in fiscal 2001 as we expand our business.

EBITDA

  EBITDA, as defined below, decreased $8,723,000 to negative $9,536,000 for fiscal 2000 from negative $813,000 for fiscal 1999. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in fiscal 2001. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses during our planned expansion.

  EBITDA consists of loss from operations of $1,291,000 and $13,558,000 plus depreciation and amortization of $131,000 and $2,036,000 and amortization of unearned stock-based compensation of $349,000 and $1,779,000 for fiscal 1999 and 2000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future working capital requirements.

Comparison of the period from September 22, 1997 (inception) to March 31, 1998 and fiscal 1999

 Revenues

  Our revenues increased $1,553,000 to $1,889,000 during fiscal 1999 from $336,000 for the period from September 22, 1997 (inception) to March 31, 1998. This increase was primarily due to our generating revenues for a full year during fiscal 1999 and the growth of our business activities. Approximately 41% of our fiscal 1999 revenue was recognized in the fourth quarter, due in part to the addition of two sales people in the third quarter.


 Cost of revenue

  Our cost of revenue increased $907,000 to $1,105,000, or 58.5% of revenue, during fiscal 1999 from $198,000, or 58.9% of revenue, during the period from September 22, 1997 (inception) to March 31, 1998. This increase was due primarily to a full year of operations in fiscal 1999 and the growth of our business and related expenses, including increasing our systems and customer support personnel from six at March 31, 1998 to 20 at March 31, 1999.

 General and administrative

  General and administrative expense increased $833,000 to $1,063,000, or 56.3% of revenue, during fiscal 1999 from $230,000, or 68.5% of revenue, for the period from September 22, 1997 (inception) to March 31, 1998. This increase was due primarily to a full year of operations in fiscal 1999 and an increase in the number of general and administrative personnel. We increased our number of employees in this area from four employees at March 31, 1998 to eight employees at March 31, 1999. The decrease as a percentage of revenues was due to revenues increasing at a more rapid rate than general and administrative expenses.

 Marketing and sales

  Marketing and sales expense increased $624,000 to $663,000, or 35.1% of revenues, during fiscal 1999 from $39,000, or 11.6% of revenues, during the period from September 22, 1997 (inception) to March 31, 1998. This increase was due primarily to a full year of operations in fiscal 1999 and an increase in the number of marketing and sales personnel from one to six in fiscal 1999.

 Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $61,000 for the period from September 22, 1997 (inception) through March 31, 1998 and $348,000 for the year ended March 31, 1999. The amortization of stock-based compensation is based on the scheduled vesting of stock options held by several employees. We recorded deferred stock compensation of $1,277,000 in the period from September 22, 1997 (inception) to March 31, 1998 and $328,000 during fiscal 1999.

 Other income (expense)

  Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $18,000 to $20,000 during fiscal 1999 from $2,000 during the period from September 22, 1997 (inception) to March 31, 1998. This increase was due primarily to the closing of private placements of equity securities in May 1998 and

February 1999, which resulted in cash balances available for investment. During fiscal 1999, we incurred interest expense in the amount of $13,000.

 Income taxes

  No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through March 31, 1999. We have recorded a valuation allowance against all of our net deferred tax asset, which is primarily attributable to net operating loss carry forwards, due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

 Net losses

  Our net loss increased $1,093,000 to $1,284,000 during fiscal 1999 from $191,000 for the period from September 22, 1997 (inception) to March 31, 1998. As more fully discussed above, the increased net loss is primarily attributable to increased costs related to the overall growth of our business.

EBITDA

  EBITDA, as defined above, decreased $695,000 to negative $813,000 for fiscal 1999 from negative $118,000 for the period from September 22, 1997 (inception) to March 31, 1998. The decrease is primarily attributable to costs associated with our growth strategy. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses during our planned expansion. EBITDA consists of loss from operations of $193,000 and $1,291,000 plus depreciation and amortization of $13,000 and $131,000 and amortization of unearned stock-based compensation of $61,000 and $349,000 for the period from September 22, 1997 (inception) to March 31, 1998 and fiscal 1999, respectively.

Liquidity and Capital Resources

  We have historically financed our operations primarily through sales of equity securities. Our cash balances increased by approximately $84.6 million during the twelve months ended March 31, 2000 to $85.4 million. This net change is primarily a result of net proceeds of $85.9 million from our initial public offering, which consisted of the sale of 7,187,500 shares of our common stock. In addition, we received net cash proceeds of $13.9 million from the issuance of 5,705,964 shares of common stock in private placements. These transactions included the issuance to Microsoft for $5.0 million in cash of 454,546 shares of common stock and an immediately exercisable five year warrant to acquire 340,910 shares of our common stock at $11.00 per share. We valued the warrant at approximately $2.1 million using a Black Scholes valuation model, which will be amortized to expense and to additional paid-in capital ratably over the five-year term of our Development, License and Marketing Agreement with Microsoft. The increase in cash was partially offset by purchases of property and equipment of approximately $6.0 million during the twelve-month period ended March 31, 2000. Our purchases of property and equipment consisted primarily of leasehold improvements and purchases of furniture and equipment for new employees. We acquired $17,232,000 in computer and related equipment under new capital leases.

  Total borrowings under our notes payable and capital lease obligations as of March 31, 2000 were approximately $18.0 million.

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

  We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Under our agreement with Level 3, we are required to purchase at least an additional $9.6 million of bandwidth and colocation services over the next five years. Our quarterly commitment is $200,000 in the first year (ending in July 2000), $300,000 in the second year, $400,000 in the third year, $600,000 in the fourth year and $1.0 million in the fifth year of the agreement. We anticipate that further expansion of our operations will cause us to continue to incur negative cash flows and, therefore, require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result, we expect to adopt the new guidance as a change in accounting principle effective January 1, 2001. We will change our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the adoption of SAB 101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in our financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. While we anticipate that SAB 101 will have a material effect on our operating results, the SEC is expected to issue additional guidance related to the implementation of SAB 101 that could affect our estimate.

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

  We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $11.7 million, or negative 98.8% of revenues, for fiscal 2000. As of March 31, 2000, we had an accumulated deficit of approximately $13.2 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. We are also required to purchase $1.5 million of colocation and bandwidth services, primarily from Level 3, during fiscal 2001. In addition, we expect to incur significant expenses to develop our distribution channel, fund research and development, support and improve our operational and financial systems and broaden customer service and support. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

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

    .  fluctuations in hardware and software costs;

    .  timing and magnitude of capital expenditures;

    .  costs relating to the expansion of operations;

    . termination of customer contracts, some of which can be terminated on 30 days' notice;

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

We rely on our strategic relationship with Level 3, and if this relationship is terminated or deteriorates our business may suffer.

  In July 1999, we entered into a strategic relationship with Level 3. Level 3 is a communications and information services company that is building an advanced facilities-based communications network through which it provides colocation, Internet connectivity and other services. As part of our relationship, we have committed to purchase a fixed amount of services from Level 3, including, among other things, bandwidth, colocation space, installation and maintenance services, over the next five years. We will incur these expenses even if anticipated increases in sales do not materialize or, in some circumstances, if the agreement is terminated. We have also agreed that if Level 3 is capable of providing the services we request, and if those services are substantially similar to other services that we purchase, we will purchase 75% of these services from Level 3 from July 2000 through December 2000 and 90% of these services from Level 3 from January 2001 through June 2004. We are required to purchase these services from Level 3 even if these services are available at lower prices from alternative vendors. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3.

  We also currently rely on Level 3 to provide substantially all of the data center capacity that we need to provide our hosting services, and in the future we may be required to purchase most of our data center capacity from Level 3. Further, Level 3 may provide personnel at these data centers to install equipment and assist with support as necessary for us to deliver service in these facilities. If Level 3 fails to provide this data center capacity or perform these services in a timely or effective manner, or at all, we would be required to make alternate arrangements. As demand for colocation space increases, Level 3 may not be able or willing to provide the data center capacity we require to deliver our services. If our relationship with Level 3 is terminated or if Level 3 does not provide the data center capacity that we need, or provide it on acceptable terms, we would be required to seek arrangements with other data center providers or construct our own data centers. We cannot be certain that alternate data center capacity will be available on commercially reasonable terms or at all. We currently rely, and for the foreseeable future will continue to rely, on Level 3 to provide a substantial part of our bandwidth and other networking services. If we are unable to obtain these services from Level 3, we would be required to seek arrangements with other providers of these services, and we cannot be certain that alternate services will be available on commercially reasonable terms or at all.

Our success depends on Microsoft's continued success, and the loss or deterioration of our relationship with Microsoft could harm our business and have an adverse impact on our revenues.

  We focus on advanced hosting services for Microsoft-based Internet technologies. If these technologies are not widely used building blocks for advanced Internet sites in the future, the demand for our services would decrease and our business would be adversely affected. The final outcome of the antitrust case against Microsoft is uncertain, but the outcome could cause the acceptance of Microsoft products to decrease. Except for our relationship with Microsoft as a customer, our relationship with Microsoft is generally informal. We believe this relationship provides us with access to developments in Microsoft products before they are generally available, which allows us to maintain and enhance our technical expertise. If our relationship with Microsoft deteriorates or if we lose some of the status or privileges we currently enjoy, our technical expertise could be adversely affected. Our ability to market our services as a provider of advanced hosting services for Microsoft-based Internet technologies would also be adversely affected if Microsoft does not continue to confer certifications and designations on us, or changes our current certifications or designations or ceases to be our customer. We do not have a written agreement with Microsoft relating to all of these certifications or designations. Some of our competitors also have received these certifications and designations. Microsoft generally confers these certifications unilaterally and in its sole discretion and could change them at any time. We cannot be certain that we will continue to enjoy them.

If we are unable to expand our network infrastructure to meet increasing demand, we could lose customers and our operating results could suffer.

  We must continue to expand and adapt our network infrastructure to accommodate an increasing number of customers, the amount of information they wish to transmit and their changing requirements. We face risks related to our network's ability to be scaled to meet increasing customer levels while maintaining acceptable performance levels. The continued expansion and adaptation of our networking and hosting facility infrastructure will continue to require substantial financial, operational and management resources as we negotiate bandwidth capacity with existing and other network infrastructure suppliers. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities as well as our financial, operational and management resources. The ability of our network to support a substantially larger number of customers at high transmission speeds is unknown. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current lead times to purchase circuits and other critical items. If the network providers upon which we rely fail to provide reliability, capacity and performance for our network, we could lose customers and our operating results could suffer.

  Our success partly depends upon the capacity, reliability and security of our network infrastructure, including the capacity leased from our network suppliers. Our network currently delivers service through Level 3, InterNap, MCI WorldCom, Inc., including UUNET Technologies, Inc., e.spire Communications, Inc., Sprint Corporation, Digex, Incorporated, Cable & Wireless plc and SAVVIS Communications Enterprises, LLC. Some of these suppliers are also our competitors. In the future, we will be required to purchase most of our network capacity from Level 3 to the extent that it provides capacity that is substantially similar to the capacity of other providers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. As our customers' usage of telecommunications capacity increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. We monitor all network links to prevent their being utilized in excess of their recommended capacity. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

We may not be able to deliver our services and our business may suffer if our third-party suppliers do not provide us with key components of our network infrastructure.

  We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we have agreed for the next three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through March 31, 2000, we have purchased approximately 676 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance.

Because we operate in a new and evolving market with uncertain prospects for growth, we may be unable to sustain growth in our customer base and our operating results may suffer.

  Our market is new and rapidly evolving. Growth in demand for and acceptance of advanced hosting services are highly uncertain. Businesses may not be aware of the potential benefits of outsourcing or may find it cheaper, more secure or otherwise preferable to host their web sites internally. Internet technologies, such as e-commerce applications, which require advanced hosting, may not grow as rapidly as we expect. If the market for advanced hosting services fails to grow or grows more slowly than we anticipate, our business, operating results and financial condition will be adversely affected. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, including:

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

  Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These characteristics are magnified by the recent growth of the Internet and the intense competition in our industry. We are also subject to risks from technological changes in the way hosting solutions are marketed and delivered. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. In addition, our internal costs to provide service to our customers could be adversely affected. Our business would suffer if we fail to respond to these changes in a timely and cost-effective manner or at all. Our business will suffer if Internet usage does not continue to increase or if the Internet fails to perform reliably.

Our business will not grow unless Internet usage grows and Internet performance remains adequate.

  Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. Our success depends in large part on continued growth in the use of the Internet. In addition, our business plan anticipates extensive growth in the web site hosting and application hosting markets. The growth of the Internet, including the web site hosting and application hosting markets, is subject to a high level of uncertainty and Internet usage and growth may be inhibited for a number of reasons, such as:

        .  inadequate network infrastructure;

        .  security concerns, including viruses and denial of service attacks;

        . uncertainty of legal and regulatory issues concerning the use of the Internet;

        .  inconsistent quality of service;

        . the inability of Internet-focused businesses to develop and maintain successful business models;

        .  failure of Internet-dependent businesses;

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

  The rapid growth of our business and our service offerings has placed, and is likely to continue to place, a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. If our information systems and other infrastructure, including customer service and support, are unable to support the demands placed on them by the rapid growth in our business, we may be forced to implement new systems. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results. We may not be able to successfully implement these systems when needed or they may not perform reliably.

We may not be able to successfully sustain our growth if we are unable to attract and retain additional highly skilled personnel.

  We are currently experiencing rapid growth and intend to continue expanding. Since incorporating in August 1997, we have grown from five to 325 employees as of March 31, 2000. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. If we do not succeed in attracting and retaining new, qualified personnel and/or retaining our current personnel, our business could suffer.

  We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We plan to increase our sales force significantly in fiscal 2001. Newly-hired employees will require training and it will take time for them to achieve full productivity. We cannot be certain that we will be able to hire enough qualified individuals in the future or that newly-hired employees will achieve necessary levels of productivity.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

  We believe that our existing capital resources, including the proceeds from our initial public offering in October 2000, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may require additional funds during or after that 12-month period. In particular, if we expand our existing business plan to focus on growth in international markets or in other ways, we could require additional funding. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We could experience system failures that could harm our business and reputation.

  To succeed, we must be able to operate our network management infrastructure around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, intrusion (including hackers), sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located primarily in the Dallas/Ft. Worth, Texas metropolitan area. We are continuing to develop a comprehensive disaster recovery plan and the occurrence of a natural disaster or other unanticipated problems at any of our data centers could result in interruptions in the services we provide to our customers.

  Although we have attempted to build redundancy into our network and hosting infrastructure, we have experienced interruptions in service in the past. We have experienced partial system failures due to routing problems, hard drive failures, database corruption and other computer failures. Our network is subject to various points of failure, and a problem with our routers, switches or other equipment could cause an interruption in the services we provide to some or all of our customers. Any future interruptions could:

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

  Our service offerings depend on complex software, including software licensed from third parties and our proprietary software tools. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions or performance issues, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources.

Our business and reputation will suffer if we do not prevent security breaches.

     Unauthorized access, computer viruses, denial of service attacks, accidents, misconduct resulting in disruptions and other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by breaches. We work with Level 3 to protect our equipment and hardware against breaches in physical security and with other vendors of software and hardware to protect other breaches in security. We cannot be certain that they will provide adequate security. We have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Data Return or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Data Return passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

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

     Third parties may infringe or misappropriate our technology or proprietary rights, which could have an adverse effect on our business, results of operations or financial condition. In addition, our competitors or potential competitors may independently develop technologies that are equivalent or superior to our technology. We rely on a combination of copyright, trademark, service mark and trade secret laws to protect our intellectual property. We have filed federal registrations for the mark "Data Return" and other marks. We also have internally developed software and other tools that are important to our business for which we rely on copyright protection. We have entered into some contractual arrangements with our employees and contractors as well as suppliers, distributors and some of our key customers in order to limit access to, and any disclosure of, our proprietary information. The steps we have taken to protect our intellectual property may be insufficient. We may need to take legal action to protect our intellectual property rights, which could be costly and divert the attention of our technical and management personnel.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time-consuming litigation.

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

     In an effort to gain market share, some of our competitors have offered incentives not matched by us. In addition, some of our competitors may be able to provide customers with additional benefits that could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without an adverse impact on our business.

Because we have international customers and are beginning to operate in foreign markets, our business may be adversely affected by foreign political and economic conditions.

     In fiscal 2000, approximately 4.1% of our revenues were derived from our customers located in Europe and Asia. In addition, we are beginning to operate in London, England. We expect that we will expand our operations in

London and may begin operating in other foreign markets during fiscal 2001. Our success depends in part on expanding our customer base internationally and our ability to successfully operate from data centers in foreign markets. Because our international sales are denominated in U.S. dollars, currency fluctuations may deter foreign customers from purchasing our services. In addition, we face risks in operating and servicing customers in foreign markets, such as:

          .    different Internet access fees;

          .    different technology standards;

          . different privacy, censorship and service provider liability standards and regulations; and

          .    less protective intellectual property laws.

Any of these risks could adversely affect our ability to operate or expand internationally, which would limit the growth of our business.

Our management will have significant flexibility in applying the proceeds from our initial public offering and our use of proceeds may not yield a favorable return.

     We have used and intend generally to continue to use the net proceeds from our initial public offering to fund our capital expenditures and for working capital and other general corporate purposes. We may also acquire or make investments in other businesses, products, services or technologies and, if we do, we may not be able to make those acquisitions or investments on commercially acceptable terms or we could have difficulty assimilating and integrating any acquired businesses, technologies, services or products. We have not yet determined all expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Our management has significant flexibility in applying the net proceeds of our initial public offering. We cannot be certain that our use of the proceeds will yield a favorable return.

Our principal shareholders, directors and executive officers currently own approximately 64.8% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

     Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 64.8% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

          . establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by shareholders at a meeting; and

          .    provide for a board of directors with staggered three-year terms.

We are also subject to certain provisions of Texas law that could delay, deter or prevent a change in control of us.

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

     At March 31, 2000, 35,398,004 shares of our common stock were issued and outstanding, of which 30,489,100 shares are available for sale to the public, subject in some cases to volume limitations. In addition, all 7,187,500 shares of our common stock sold in our initial public offering are freely tradable unless purchased by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement and Financial Statement Schedule
----------------------------------------------------

     The following financial statements of the Company and the notes thereto and the related report thereon of the independent auditors, and financial statement schedule, are filed pursuant to Item 8 of this Report:

Index to Financial Statements

                                                                            Page
                                                                            ----
     Report of Independent Auditors                                         F-2

     Balance Sheets as of March 31, 1999 and 2000                           F-3

     Statements of Operations for the Period from September 22, 1997
      (inception) to March 31, 1998, and the years ended March 31,
      1999 and 2000                                                         F-4

     Statements of Shareholders' Equity for the Period from
      September 22, 1997 (inception) to March 31, 1998,
      and the years ended March 31, 1999 and 2000                           F-5

     Statements of Cash Flows for the Period from September 22, 1997
      (inception) to March 31, 1998 and the years ended March 31,
      1999 and 2000                                                         F-6

     Notes to Financial Statements                                          F-7

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts                        F-18

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of shareholders to be held on or about September 6, 2000 (the "2000 Proxy Statement"), set forth certain information with respect to the directors of Data Return and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

     Certain information with respect to the executive officers of Data Return is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the 2000 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Data Return on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2000 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Data Return, and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

        (1) A list of the financial statements and the schedule filed as a part of this report is set forth in Item 8 on page 27 and is incorporated herein by reference.

             All other schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

        (3)  Exhibits:


   Exhibit
   Number      Description
   ------      -----------

    3.1(1) Amended and Restated Articles of Incorporation of the Registrant to be filed just prior to effectiveness of this Registration Statement.

    3.2(1)     Amended and Restated Bylaws of the Registrant
    4.1(1)     Form of Common Stock Certificate
    4.2(1)     Common Stock Warrant between Data Return Corporation and
               Microsoft Corporation.
    4.3(1)     Rights Agreement by and between Data Return Corporation and
               ChaseMellon Shareholder Services, LLC, as rights agent.
   10.1(1)     Strategic Marketing and Sales Agreement dated July 1, 1999, by and between Data Return Corporation and Level 3 Communications,
               LLC.
   10.2(1)     Restricted Stock Purchase Agreement dated July 23, 1999, by and between Data Return Corporation and Level 3 Communications, LLC.
   10.3(1)     Service Credit Agreement dated July 23, 1999, by and between Data
               Return Corporation and Level 3 Communications, LLC.
   10.4(1)     Customer Order dated April 28, 1999, executed by Data Return
               Corporation and Level 3 Communications, LLC
   10.5(1)     Managed Services Proposal for Data Return dated March 6, 1997, by and between Data Return Corporation and American Communications
               Services, Inc.
   10.6(1)     Basic Internet Services Agreement dated December 12, 1997, between Data Return Corporation and Savvis Communications
               Enterprises, L.L.C.
   10.7(1)     [Reserved.]
   10.8(1)     [Reserved.]
   10.9(1)*    1999 Long-Term Incentive Plan
  10.10(1)*    1998 Stock Option Plan
  10.11(1)*    Employment Agreement effective as of May 3, 1998, between Data
               Return Corporation and J. Todd Steitle.
  10.12(1)*    Employment Agreement dated March 18, 1999, between Data Return
               Corporation and Kenneth S. Garber.
  10.13(1)*    Employment Agreement effective as of January 15, 1998, between
               Data Return Corporation and Michael S. Shiff.
  10.14(1)*    Form of Employment Agreement dated July 1, 1999 between Data
               Return Corporation and each of Sunny C. Vanderbeck, Michelle R.
               Chambers, Jason A. Lochhead, Stuart A. Walker, Robert A. Prosen,
               Mark A. Bowles, Scott W. Brewer, Mark C. Gunnin and Mark A.
               Warren.

  Exhibit      Description
  Number
  -------      -----------
  10.15(1)     Sublease dated June 28, 1999, between Data Return Corporation and
               Eastman Kodak Company, for approximately 22,663 square feet situated at 222 Las Colinas Boulevard in Irving, Texas.
  10.16(1)     Investor's Rights Agreement dated as of July 29, 1999, between
               Data Return Corporation and CPQ Holdings, Inc.
  10.17(1)     ASP and Server Agreement dated June 29, 1999, between Data Return
               Corporation and Compaq Computer Corporation.
  10.18(1)     Development, License and Co-Marketing Agreement dated September
               3, 1999, between Data Return Corporation and Microsoft
               Corporation.
  10.19(1)     Stock Purchase Agreement dated September 2, 1999, between Data
               Return Corporation and Microsoft Corporation.
  10.20(2)     Credit Agreement dated December 29, 1999 between Data Return
               Corporation and Bank One, Texas, N.A.
  10.21(2)     Promissory Note dated December 29, 1999 to Bank One, Texas, N.A.
  10.22(3)     Office Lease entered into as of November 15, 1999, by and between
               114 MILLENNIUM, LTD. and Data Return Corporation
  10.23(3)     First Amendment to Office Lease dated as of February 15, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation
  10.24(3)     Second Amendment to Office Lease dated as of May ___, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation
   23.1(3)     Consent of Ernst & Young LLP
   27.1(3)     Financial Data Schedule


__________________
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-84011) and incorporated herein by this reference.
(2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by this reference.
(3)  Filed herewith.
* Management contracts or compensatory plans required to be filed as an exhibit hereto.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Data Return Corporation



Date: June 28, 2000                     By: /s/ Sunny C. Vanderbeck
                                            ------------------------------------
                                        Sunny C. Vanderbeck
                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------------------
          Signature                 Capacity in Which Signed                   Date
          ---------                 ------------------------                   ----
-------------------------------------------------------------------------------------------
                                    Chairman of the Board, Chief
                                   Executive Officer and Director
    /s/ Sunny C. Vanderbeck         (Principal Executive Officer)          June 28, 2000
------------------------------
      Sunny C. Vanderbeck
-------------------------------------------------------------------------------------------

                                    President, Chief Operating
   /s/ Michelle R. Chambers             Officer and Director               June 28, 2000
------------------------------
     Michelle R. Chambers
-------------------------------------------------------------------------------------------

                                       Vice President - Chief
     /s/ Jason A. Lochhead         Technology Officer and Director         June 28, 2000
------------------------------
       Jason A. Lochhead
-------------------------------------------------------------------------------------------

                                    Senior Vice President - Chief
                                        Financial Officer and
                                   Treasurer (Principal Financial
     /s/ Stuart A. Walker              and Accounting Officer)             June 28, 2000
------------------------------
       Stuart A. Walker
-------------------------------------------------------------------------------------------

     /s/ Joseph M. Grant                      Director                     June 28, 2000
------------------------------
       Joseph M. Grant
-------------------------------------------------------------------------------------------

                           Data Return Corporation
                         Index to Financial Statements

                                                                            Page
                                                                            ----

     Report of Independent Auditors                                         F-2

     Balance Sheets as of March 31, 1999 and 2000                           F-3

     Statements of Operations for the Period from September 22, 1997
      (inception) to March 31, 1998, and the years ended March 31,
      1999 and 2000                                                         F-4

     Statements of Shareholders' Equity for the Period from
      September 22, 1997 (inception) to March 31, 1998, and
      the years ended March 31, 1999 and 2000                               F-5

     Statements of Cash Flows for the Period from September 22, 1997
      (inception) to March 31, 1998, the years ended March 31, 1999
      and 2000                                                              F-6

     Notes to Financial Statements                                          F-7

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts                        F-18

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Data Return Corporation


We have audited the accompanying balance sheets of Data Return Corporation as of March 31, 1999 and 2000, and the related statements of operations, shareholders' equity and cash flows for the period from September 22, 1997 (inception) to March 31, 1998 and for each of the two years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Return Corporation at March 31, 1999 and 2000, and the results of its operations and its cash flows for the period from September 22, 1997 (inception) to March 31, 1998 and for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP



Dallas, Texas
May 10, 2000

                            Data Return Corporation
                                Balance Sheets
                     (in thousands, except per share data)

                                                                                                    March 31,
                                                                                     ------------------------------------
                                                                                         1999                     2000
                                                                                     -----------              -----------
Assets
Current assets:
   Cash and equivalents                                                                $     843                $  85,424
   Restricted cash                                                                           125                        -
   Accounts receivable, net of allowance for doubtful accounts of $20 and $328 at March 31, 1999 and
      2000, respectively                                                                     369                    5,429
   Prepaid expenses and other assets                                                          28                    1,349
                                                                                     -----------              -----------
Total current assets                                                                       1,365                   92,202
   Property and equipment, net                                                               826                   22,027
   Other assets                                                                               23                      628
                                                                                    ------------             ------------
Total assets                                                                        $      2,214             $    114,857
                                                                                    ============             ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                 $        289             $      2,021
   Accrued expenses and other                                                                133                    2,205
   Deferred revenue                                                                          286                    2,207
   Notes payable and capital lease obligations - current                                      95                    5,799
                                                                                    ------------             ------------
Total current liabilities                                                                    803                   12,232

Notes payable and capital lease obligations - long term                                      166                   11,324
Commitments and contingencies                                                                  -                        -
Shareholders' equity:
   Preferred stock, $.001 par value per share; 20,000 shares
      authorized, none issued or outstanding                                                   -                        -
   Common stock, $.001 par value per share; 100,000 shares authorized;
      20,552 and 35,398 issued and outstanding at March 31, 1999 and 2000,
      respectively                                                                            21                       35
   Additional paid-in capital                                                              3,893                  109,718
   Prepaid Broadband Services                                                                  -                   (5,000)
   Deferred stock compensation                                                            (1,195)                    (290)
   Accumulated deficit                                                                    (1,474)                 (13,162)
                                                                                    ------------             ------------
Total shareholders' equity                                                                 1,245                   91,301
                                                                                    ------------             ------------
Total liabilities and shareholders' equity                                          $      2,214             $    114,857
                                                                                    ============             ============


                See accompanying notes to Financial Statements.

                            Data Return Corporation
                           Statements of Operations
                     (in thousands, except per share data)

                                      Period from
                                   September 22, 1997
                                     (inception) to       Year Ended March 31,
                                     March 31, 1998        1999        2000
                                     --------------      --------    ---------
Revenues                             $          336      $  1,889    $  11,833

Costs and expenses:
       Cost of revenue                          198         1,105        9,277
       General and administrative               230         1,063        8,123
       Marketing and sales                       39           663        6,212
       Stock-based compensation                  61           349        1,779
                                     --------------      --------    ---------
Total costs and expenses                        528         3,180       25,391
                                     --------------      --------    ---------
Loss from operations                           (192)       (1,291)     (13,558)
Other income (expense):
       Interest income                            2            20        2,191
       Interest expense                           -           (13)        (321)
                                     --------------      --------    ---------
Net loss                             $         (190)     $ (1,284)   $ (11,688)
                                     ==============      ========    =========

Net loss per common share:

       Basic and diluted             $        (0.01)     $  (0.07)   $   (0.40)
                                     ==============      ========    =========
Shares used in computing basic
and diluted net loss per share               15,882        18,371       29,268
                                     ==============      ========    =========


                 See accompanying notes to Financial Statements.

                            Data Return Corporation
                      Statements of Shareholders' Equity
                       (in thousands, except share data)

                                                                     Note
                                     Common Stock     Additional  Receivable   Prepaid    Deferred
                                  -----------------     Paid-In   for Shares  Broadband     Stock      Accumulated   Shareholders'
                                  Shares     Amount     Capital     Issued     Services  Compensation    Deficit        Equity
                                ----------  --------  ----------  ----------  ---------  ------------  -----------   -------------
Balance--September 22, 1997
  (inception)
Initial issuance of common
  stock........................ 15,440,600  $     16  $       43  $       --  $      --  $         --  $        --   $          59
Issuance of common stock.......  2,152,000         2         998        (500)        --            --           --             500
Deferred compensation related
  to stock options.............         --        --       1,277          --         --        (1,277)          --              --
Amortization of deferred
  stock compensation...........         --        --          --          --         --            61           --              61
Net loss.......................         --        --          --          --         --            --         (190)           (190)
                                ----------  --------  ----------  ----------  ---------  ------------  -----------   -------------
Balance--March 31, 1998........ 17,592,600        18       2,318        (500)        --        (1,216)        (190)            430
Issuance of common stock.......  2,959,000         3       1,247         500         --            --           --           1,750
Deferred compensation related
  to stock options.............         --        --         328          --         --          (328)          --              --
Amortization of deferred
  stock compensation...........         --        --          --          --         --           349           --             349
Net loss.......................         --        --          --          --         --            --       (1,284)         (1,284)
                                ----------  --------  ----------  ----------  ---------  ------------  -----------   -------------
Balance--March 31, 1999........ 20,551,600        21       3,893          --         --        (1,195)      (1,474)          1,245
Issuance of common stock ...... 12,893,464        12      99,775          --         --            --           --          99,787
Deferred compensation related
  to stock options.............         --        --         874          --         --          (874)          --              --
Amortization of deferred
  stock compensation ..........         --        --          --          --         --         1,779           --           1,779
Issuance of common stock for
   broadband services..........  1,952,940         2       4,998          --     (5,000)           --           --              --
Amortization of cost of
warrants issued for services...         --        --         178          --         --            --           --             178
Net loss ......................         --        --          --          --         --            --      (11,688)        (11,688)
                                ----------  --------  ----------  ----------  ---------  ------------  -----------   -------------
Balance--March 31, 2000
  ............................. 35,398,004  $     35  $  109,718  $       --  $  (5,000) $       (290) $   (13,162)  $      91,301
                                ==========  ========  ==========  ==========  =========  ============  ===========   =============


                See accompanying notes to Financial Statements.

                            Data Return Corporation
                           Statements of Cash Flows
                     (in thousands, except per share data)

Net Loss                                             $  (190)     $  (1,284)    $ (11,688)

Adjustment to reconcile net loss to net cash
     used in operations:
Noncash items included in net loss:
     Depreciation and amortization                        13            129         2,036
     Stock-based compensation expense                     61            349         1,779
     Provision for bad debts                               7             40           526
     Amortization of cost of warrants issued for
     services                                              -              -           178
Changes in operating assets and liabilities
     Accounts receivable                                 (72)          (317)       (5,579)
     Prepaid expenses and other assets                   (17)           (23)       (1,326)
     Other assets                                         (3)             -          (605)
     Accounts payable and accrued expenses               126            252         3,803
     Deferred revenue                                     77            209         1,921
                                                     -------      ---------     ---------

Net cash provided by (used in) operations                  2           (645)       (8,955)

Cash flows from investing activities
     Capital expenditures                                (55)          (814)       (5,953)
     Restricted cash                                       -           (125)          125
                                                     -------      ---------     ---------
Net cash used in investing activities                    (55)          (939)       (5,828)

Financing activities:
     Proceeds from notes payable                          11            250           804
     Payments on notes payable and capital lease
     obligations                                           -            (47)       (1,227)
     Net proceeds from issuance of stock                 516          1,750        99,787
                                                     -------      ---------     ---------
Net cash provided by financing activities                527          1,953        99,364
                                                     -------      ---------     ---------

Net increase in cash                                     474            369        84,581

     Beginning cash                                        -            474           843
                                                     -------      ---------     ---------
     Ending cash                                     $   474      $     843     $  85,424
                                                     =======      =========     =========

Supplemental disclosure of cash flows information
     Deferred stock compensation                        1,277           328           874
     Equipment acquired under capital lease               39             51        17,232
     Shares issued for note receivable                   500              -             -
     Net assets contributed for common stock              42              -             -
     Cash paid for interest                                -             11           204
     Warrants to acquire common stock issued for
     services                                              -              -         2,225
     Common stock issued for broadband services            -              -         5,000

                See accompanying notes to Financial Statements.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

1.   Organization, Basis of Presentation and Significant Accounting Policies

Organization

     Data Return Corporation (the "Company") was incorporated in August 1997 under the laws of the State of Texas and commenced operations on September 22, 1997 (inception). The Company primarily provides advanced Microsoft Internet hosting services to businesses, web site developers, application service providers, and other organizations. The Company's advanced Microsoft hosting services enable its customers to establish and maintain e-commerce and other applications through which they can conduct transactions and manage information on a worldwide basis over the Internet.

     The Company's computer equipment, principally servers, is primarily located in separate facilities owned by one of its vendors. The vendor provides data center facilities and bandwidth connectivity to the Company on a contractual basis.

     The Company completed its initial public offering of common stock on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $85.9 million.

Significant Accounting Policies

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

     Revenues are primarily derived from monthly recurring hosting service fees and from set-up fees. Basic services, defined as accounts expected to generate less than $500 monthly, do not require a contract. More complex services require a contract that is generally one year in length and is generally cancelable on 30 days' notice after the initial term. Revenues from these contracts are recognized ratably over the contractual period as service is delivered. Payments received for billings in advance of providing services are deferred until the period such services are provided. Set-up fees are separately priced from hosting services and are recognized at the time a new customer account has been installed and accepted by the customer.

     The Company's accounts receivable are financial instruments that expose the Company to credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk. Accounts receivable are due from commercial entities to whom credit is extended based on evaluation of the customer's financial condition, and generally collateral is not required. Anticipated credit losses are provided for in the financial statements and have been within management's expectations for all periods presented.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000


   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. As of March 31, 2000, cash equivalents consisted principally of money market funds at several financial institutions. Restricted cash consists of a certificate of deposit which was pledged as collateral for the Company's notes payable at March 31, 1999.

Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the property and equipment, generally three years for computer equipment and up to seven years for furniture and fixtures. Equipment acquired under capital leases is amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset, generally three years. The cost of license agreements with software vendors are amortized over the term of the agreements.

   Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

   Financial Instruments

     The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values.

   Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense amounted to $25,000, $296,000 and $661,000 for period from September 22, 1997 (inception) to March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

   Stock-based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, because the alternative fair value accounting model provided under SFAS No. 123, Accounting for Stock-based Compensation is not required. Accordingly, in cases where exercise prices equal or exceed fair market value of the underlying common stock, the Company recognizes no compensation expense. In cases where exercise prices are less than the fair value, compensation is recognized over the lesser of the period of performance or vesting period.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Comprehensive Income

     The Company's comprehensive loss is equal to its net losses for all periods presented.

   Segment Reporting

     The Company operated during all periods in a single segment when applying the management approach defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

   Recent Accounting Pronouncements

     On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SAP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company has adopted SOP 98-1 in its financial statements for the year ending March 31, 2000. The Company capitalized costs of $288,000 in the year ending March 31, 2000.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result the Company expects to adopt the new guidance as a change in accounting principle effective January 1, 2001. The Company will change its method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with its customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the adoption of SAB 101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in the Company's financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. While the Company anticipates that SAB 101 will have a material effect on its operating results, the SEC is expected to issue additional guidance related to the implementation of SAB 101 that could affect the Company's estimate.

   Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period for basic and diluted earnings per share. Common stock equivalents are not considered in the calculation of diluted earnings per share as the Company has incurred a loss for all periods presented and the effect of common stock equivalents would be anti-dilutive. Thus, the 7,431,789 employee stock options and warrants to acquire 345,910 shares of common stock are not included in this calculation.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000


2.   Property and Equipment

     Property and equipment consists of the following:

                                                                              March 31,
                                                                              ---------
                                                                            (in thousands)
                                                                       1999             2000
                                                                       ----             ----
Electronics and computer equipment............................     $    904       $   20,910
Computer software.............................................           39            1,397
Furniture and office equipment................................           15              792
Leasehold improvements........................................           10              586
Other Depreciable Assets......................................            -              520
                                                                   --------       ----------
                                                                        968           24,205
Less accumulated depreciation and amortization................         (142)          (2,178)
                                                                   --------       ----------
                                                                   $    826       $   22,027
                                                                   ========       ==========

     Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $51,000 and $17,232,000 at March 31 1999 and 2000, respectively. Related allowances for depreciation and amortization are $22,000 and $1,121,000 respectively.


3.   Accrued Expenses and other

     Accrued expenses consist of the following:


                                                            March 31,
                                                            ---------
                                                          (in thousands)
                                                   1999                 2000
                                                   ----                 ----

Professional fees.........................   $      --                   157
Accrued Payroll...........................           83                1,013
Commissions...............................           21                  184
Other.....................................           29                  851
                                          -------------           ----------
                                             $      133                2,205
                                          =============           ==========

4.   Notes Payable

     On December 29, 1999, the Company entered into a $2 million revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2000, and outstanding balances accrue interest at the bank's base rate. As of March 31, 2000, there was no outstanding balance under the facility, and no borrowings have occurred since entering into the agreement. The facility is secured by certain equipment that was unencumbered as of the date of the facility and all accounts receivable outstanding from time to time. Under certain limited circumstances, the Company could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

     In October 1999, the Company entered into a credit agreement with an insurance company to finance certain of its insurance obligations. The agreement bears interest at a rate of 10.5% per annum and requires payments of $69,000 monthly through September 2000. The balance of the note payable was $434,000 at March 31, 2000.

     In July 1998, the Company entered into two separate note agreements for $125,000 each with Bank One, Texas, N.A. The notes were cross collateralized by a $125,000 certificate of deposit at the bank and

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000


all computer equipment acquired with the loan proceeds. The notes were fully retired on November 19, 1999 with proceeds from the initial public offering.

5.   Shareholders' Equity

   Common Stock

     The Company issued 5,705,964 shares of common stock to private investors, including the transactions with Microsoft Corporation and Compaq Computer Corporation described below (See Note 6), for net proceeds of $13.9 million. The Company also completed its initial public offering on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $85.9 million.

     Pursuant to a Stock Sales Agreement (the Agreement) dated February 20, 1998, between the Company and a private investor, the Company sold 2,152,000 shares of its common stock for $0.46 per share. The Agreement provided for the issuance of the shares in return for $500,000 cash and a promissory note in the amount of $500,000 that has been repaid. The Agreement provided the investor the right to acquire an additional 2,690,000 shares of the Company's common stock during a specified period in 2001 for $0.37 per share and provided the Company the right to require the investor to purchase the shares for a period beginning in February 1999 through August 2001. In February of 1999, the Company exercised its rights under the Agreement and sold 2,690,000 shares of its common stock to the investor for $0.37 per share.

     On July 26, 1999, Level 3 Communications, Inc. (Level 3) acquired 1,952,940 shares of the Company's common stock in exchange for a $5.0 million credit to be applied to the purchase of future broadband services. The Company has recorded the prepaid broadband services acquired in the agreement as a contra equity account which will be amortized to cost of revenue as the broadband services are used and paid for with the credit. The credit can be applied as payment for services in excess of the minimum purchases required under the Strategic Marketing and Sales Agreement (see above) beginning on January 1, 2001. The Company has a limited right to reacquire the stock in the event that Level 3 fails to fulfill its obligations under the Service Credit Agreement or fails to deliver the bandwidth pursuant to the terms of the Service Credit Agreement. The number of shares subject to the Company's right to reacquire the stock will be reduced pro rata in each quarter of calendar year 2001 by the greater of the credit applied to future purchases of bandwidth or 25% of the total shares. The stock can be reacquired by the Company at the original purchase price by the Company's forgiveness of the remaining balance of the credit. In the event the Company's right to reacquire the stock is exercised, Level 3 is required to pay the Company $750,000, reduced ratably, based on the amount of bandwidth credit used by the Company.

     On September 3, 1999 the Company agreed to sell $5.0 million of its common stock to Microsoft Corporation for a per share purchase price equal to the lesser of the midpoint of the lowest filing range and the price to public in its initial public offering. Microsoft also acquired a warrant to purchase $3.75 million of the Company's common stock at the same per share purchase price for no additional cash consideration.

     On October 28, 1999 the Company closed the equity transactions with Microsoft. The Company issued 454,546 shares of its common stock and an immediately exercisable five year warrant to acquire an additional 340,910 shares of its common stock for $11 per share as a result of its agreement with Microsoft. The Company estimated the value of the warrant to be $2.1 million using a Black Scholes pricing model. The value of the warrant is being amortized to product development costs and recorded as additional paid-in capital over the 5 year term of the Development, License and Co-Marketing Agreement (See Note 6).

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000


     Warrants

     In addition to the note issued to Microsoft, on March 29, 2000, the Company issued to an advertising agency an immediately exercisable three-year warrant to acquire 5,000 shares at an exercise price of $49.19 per share. The warrant was valued at $25.19 per share using a Black Scholes valuation model. The value of this warrant will be amortized to advertising expense and recorded as additional paid-in capital over the twelve-month term of the agreement entered into with the advertising agency.

   Stock Split

     On September 10, 1999, the Board of Directors approved a 269-for-1 split of the Company's common stock. All share and per share amounts have been retroactively restated to reflect the effect of the stock split.

   Shareholder Rights Plan

     On September 27, 1999, the Board of Directors adopted a Shareholders' Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each share of common stock. Each right entitles its registered holder to purchase one one-hundredth of a share of newly designated series A junior participating preferred stock at a purchase price of $100.00. The rights are attached to and trade with shares of the Company's common stock, including future issuances of common stock. The rights are not currently exercisable and become exercisable upon the earlier to occur of (a) the public announcement that a person or group of persons has acquired 15% or more of the Company's common stock, except in connection with an offer approved by the Board of Directors, or
(b) the close of business on the tenth business day, or a later date determined by the Board of Directors, after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person or group of persons acquiring 15% or more of the Company's common stock. In the event the rights become exercisable, each holder of a right (except the Acquiring Person, as defined in the Plan) will have the right to receive shares of the Company's common stock having a market value of two times the exercise price of the right. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning power, each holder of a right may receive common stock of the acquiring company having a market value equal to two times the exercise price of the right. The rights expire September 27, 2009. Each share of series A junior participating preferred stock has dividend, liquidation and voting rights equal to those of 100 shares of the Company's common stock. The series A junior participating preferred stock is not redeemable.

   Stock-based Compensation Arrangements

     The Company's 1998 Stock Option Plan (the 1998 Plan) provides for the issuance to employees of options to acquire 3,308,700 shares of common stock. The options are to be issued at fair market value, as defined, and vest as approved by the Board of Directors. Options generally expire 10 years from the date of grant and automatically expire at termination of employment. The vesting period for options to acquire 1,392,575 shares of common stock accelerated to the effective date of the registration statement filed by the Company for the initial public offering of its common stock.

   1999 Long-Term Incentive Plan

     In July 1999, the Company adopted the 1999 Long-Term Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of up to 3,228,000 options to acquire its common stock.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

     The following table summarizes the stock option activity related to the
Company:

                                                                                             Weighted
                                                             Number of      Per Share        Average
                                                              Shares      Exercise Price   Exercise Price
                                                              ------      --------------   --------------
Outstanding options--September 22, 1997.............                --    $          --    $          --
     Granted........................................         3,577,700             0.02             0.02
                                                          ------------   --------------   --------------

Outstanding options--March 31, 1998.................         3,577,700             0.02             0.02
     Granted........................................         1,069,275      0.08-  0.17             0.15
                                                          ------------   --------------   --------------

Outstanding options--March 31, 1999.................         4,646,975        0.02-0.17             0.05
     Granted........................................         2,913,554       0.19-84.81            11.24
         Forfeited                                            (128,740)      0.23-58.13             4.17
                                                          ------------   --------------   --------------

Outstanding options--March 31, 2000.................         7,431,789      $0.02-84.81        $    4.37
                                                          ============   ==============   ==============
Options exercisable--March 31, 2000.................         5,085,786      $0.02-13.00        $    0.54
                                                          ============   ==============   ==============

     The following table summarizes information about stock options outstanding as of March 31, 2000:

  Range of Exercise        Shares       Weighted Average        Weighted         Number         Weighted
      Prices             Outstanding        Remaining           Average       Exercisable       Average
                                        Contractual Life     Exercise Price                   Exercise Price
        $0.02              3,577,700                   7.80            $0.02       3,456,650           $0.02
    $0.08 - $0.23          2,024,225                   8.93            $0.18       1,440,836           $0.17
    $0.96 - $2.56            857,841                   9.25            $1.55               0           $0.00
        $13.00               561,092                   9.57           $13.00         188,300          $13.00
    $23.25 $84.81            410,931                   9.87           $57.00               0           $0.00

    $0.02 - $84.81         7,431,789                   8.52            $4.37       5,085,786           $0.54

     Options granted during the period from September 22, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 had a weighted average fair value at issuance of approximately $0.36, $0.32 and $7.24, respectively. Fair value was determined using the minimum value method for issuances prior to the Company's IPO and the Black Scholes Single Option Method for those others issued after the IPO.

     Certain employees of the Company were granted options under the 1998 Plan to purchase shares of the Company's common stock at less than fair market value. Under a separate plan, an employee was granted 3,308,700 options that vest over 4 years at a price below fair market value. The vesting period for the 3,308,700 options accelerated to the effective date of the registration statement filed by the Company. The Company recorded deferred stock compensation of $1,277,000, $328,000 and $874,000 for the period from September 22, 1997 (inception) to March 31, 1998 and the years ended March 31, 1999 and 2000, respectively, for the difference between the exercise price and the deemed fair value of the Company's common stock underlying certain options granted. These amounts are being amortized over the vesting period of the individual options, generally four years. The stock compensation expense charged to income amounted to $61,000, $349,000 and $1,852,000 for the period from September 22, 1997
(inception) to March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

     As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     SFAS No. 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company had adopted the fair value method since September 22, 1997 (inception). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for determining the fair value of employee option grants were made using the Black Scholes Single Option Method using the following weighted average assumptions:

                                        Period from September
                                       22, 1997 (inception) to
                                          March 31, 1998        Years Ended March 31,
                                          --------------        ---------------------
                                                                   1999         2000
                                                                   ----         ----
       Expected life                              4.0               4.0          5.0
       Risk-free interest rate                    6.0%              6.0%         6.3%
       Volatility factor                          0.0               0.0          0.8
       Dividend rate                              0.0%              0.0%         0.0%

Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss attributable to holders of common stock and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                Period from September
                                               22, 1997 (inception) to
                                                  March 31, 1998          Years Ended March 31,
                                                  --------------          ---------------------
                                                                             1999         2000
                                                                             ----         ----
Net loss applicable to common shareholders:
         As reported:                                  ($190)              ($1,284)     ($11,688)
         Pro Forma:                                    ($191)              ($1,375)     ($14,643)

     Basic and diluted net loss per share:
         As reported:                                  ($0.01)              ($0.07)      ($0.40)
         Pro Forma:                                    ($0.01)              ($0.07)      ($0.50)

6.   Significant Contracts

   Level 3 Agreements

     The Company entered into a Strategic Marketing and Sales Agreement with Level 3 on July 1, 1999. The Strategic Marketing and Sales Agreement provides that the Company will acquire most of its requirements for co-location space, technical assistance, broadband service and private line service (collectively, the Services) over a five-year period commencing with the date of the agreement, which are substantially similar or perform substantially the same function as the Services from Level 3. The prices the Company will pay Level 3 for the Services over the term of the Agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. Management believes adequate alternative sources of the Services are available.

     Payments for the minimum annual purchase commitments will be required regardless of whether the Company uses the Services. The Company can apply the $5.0 million credit described in Note 5 beginning on January 1, 2001 to purchases in excess of the minimum annual commitments required by the Strategic

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

Marketing and Sales Agreement. Pricing of the services provided and paid for with the credit will be based on Level 3's established market prices at the time the service is provided.

   Microsoft Agreements

     On September 3, 1999, the Company entered into a five-year Development, License and Co-Marketing Agreement with Microsoft Corporation (See Note 5). Under the agreement, the Company will deliver initial proprietary installation tools for three specific applications that are used on Microsoft NT. Modifications to the tools will be cross licensed between Data Return and Microsoft. The Company will also train Microsoft's employees and customers in the use of the tools. Microsoft has the sole right to terminate the agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis. Also as part of the agreement, Microsoft will provide up to one hundred hours of technical consulting and writing services during the development of the tools. Microsoft has the right to review certain installation tools that the Company may develop over the next five years and to receive a percentage of any revenues earned from the licensing or exploitation of those tools.

   ASP and Server Agreement

     In connection with the equity investment by Compaq (see Note 5), the Company entered into an agreement with Compaq to purchase the lesser of 2,000 servers or the number of servers reasonably necessary to operate the Company's business. The requirement to purchase the servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the servers being reasonably satisfactory to the Company and upon Compaq's commitment to deliver these servers on the schedule the Company requests. The Company has purchased substantially all of its computer hardware from Compaq. Management believes that adequate alternative sources of computer hardware are available.

7.   Income Tax Information

     At March 31, 1999 and 2000, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                            March 31,
                                                                            ---------
                                                                      1999             2000
                                                                      ----             ----
                                                                         (in thousands)
Deferred tax liability                                             $        -        $       750
                                                                   -----------       -----------
Deferred tax assets:
     Net operating loss carryforward............................   $       333       $     4,443
     Stock-based compensation...................................           139               874
     Accrued expenses...........................................            22               124
     Allowance for bad debts....................................             7               122
                                                                   -----------       -----------
Total deferred tax assets.......................................           501             5,563
     Less: valuation allowance..................................          (501)           (4,813)
                                                                   -----------       -----------
Net deferred tax asset..........................................   $        -        $       750
                                                                   -----------       -----------
   Net deferred tax asset (liability)...........................   $        -        $         -
                                                                   ===========       ===========

     At March 31, 2000 the Company's net operating loss carryforward for federal income tax purposes is approximately $12,096,000 expiring in 2013, 2014 and 2015. The Company has recorded a valuation allowance for its net deferred tax asset as of March 31, 1999 and 2000 due to uncertainty that the Company will generate sufficient taxable income during the carryforward period to realize the benefit of its deferred tax asset. The valuation allowance was increased by $4,312,000 for the year ended March 31, 2000. In addition, in connection with the equity transactions that have taken place since its inception, the Company

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000

may experience a change in control pursuant to Internal Revenue Code Section
382. As such, the net operating loss carryforward may be limited as to its possible use in future periods.

8.   Commitments

   Leases

     The Company leases office space, office equipment, and revenue-generating equipment under capital and operating leases. Future non-cancelable lease payments under the Company's lease commitments at March 31, 2000 are as follows:

                                                                           Operating   Capital
                                                                           ---------   -------
                                                                            Leases     Leases
                                                                            ------     ------
Year Ended March 31 (in thousands):
   2001..................................................................  $2,776          $6,835
   2002..................................................................   3,041           7,030
   2003..................................................................   3,144           6,338
   2004..................................................................     580             212
   2005..................................................................      12               0
                                                                          -------      ----------
   Total.................................................................  $9,553         $20,415
                                                                          =======
Less amount representing interest........................................                  (3,726)
                                                                                       ----------
Present value of lease payments..........................................                   6,689
Current portion of capital leases........................................                  (5,365)
                                                                                       ----------
Noncurrent portion of capital leases.....................................                 $11,324
                                                                                       ==========

     The Company recorded rent expense of $13,000, $61,000 and $606,000 for the period from September 22, 1997 (inception) to March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

   Bandwidth and Co-Location Agreements

     The Company has entered into agreements for bandwidth, co-location space and dedicated Internet access with multiple vendors, primarily Level 3. Future commitments for these services at March 31, 2000 are as follows:

  Year Ended March 31 (in thousands):                                Commitment
     2001.........................................................    $ 1,475
     2002.........................................................      1,575
     2003.........................................................      2,000
     2004.........................................................      3,200
     2005.........................................................      2,000
                                                                      -------
Total                                                                 $10,250
                                                                      =======

9.   International Operations

     International revenues were approximately $189,000 and $516,000 for fiscal 1999 and fiscal 2000, respectively. The Company's international revenues were primarily generated from customers located in Europe and Asia. In fiscal 2000, revenues from customers located in Europe and Asia accounted for approximately 3.1% and 1.0% of total revenues, respectively. Total assets from international operations, comprised of accounts receivable, were 2.6% of total accounts receivable as of March 31, 2000.

                            DATA RETURN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1999 and 2000


10.  Contingencies

     From time to time, the Company is subject to claims and litigation arising from the normal course of its business operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's results of operations, cash flows, or financial position.

                                  Schedule II
                       Valuation and Qualifying Accounts
                                (In thousands)




                                           Balance at             Charged to                          Balance at
         Description                   Beginning of Period    Costs and Expenses     Deductions      End of Period
         -----------                   -------------------    ------------------     -----------     -------------
For the period from September
 22, 1997 (inception) through
 March 31, 1998
 Deduct from asset accounts:
  Allowance for doubtful accounts         $         0            $         0         $         0      $         7
                                          -----------            -----------         -----------      -----------

  Deferred tax valuation allowance                  0                     65                   0               65
                                          -----------            -----------         -----------      -----------

For the year ended March 31, 1999
 Deduct from asset accounts:
  Allowance for doubtful accounts         $         7            $        40         $        27(1)   $        20
                                          -----------            -----------         -----------      -----------

  Deferred tax valuation allowance                 65                    436                   0              501
                                          -----------            -----------         -----------      -----------
For the year ended March 31, 2000
 Deduct from asset accounts:
  Allowance for doubtful accounts         $        20            $       592         $       284(1)   $       328
                                          -----------            -----------         -----------      -----------

  Deferred tax valuation allowance                501                  4,312                   0            4,813
                                          -----------            -----------         -----------      -----------

        (1) Uncollectable accounts written off, net of recoveries.

   Exhibit
    Number     Description
   -------     -----------

    3.1(1)     Amended and Restated Articles of Incorporation of the Registrant
               to be filed just prior to effectiveness of this Registration
               Statement.
    3.2(1)     Amended and Restated Bylaws of the Registrant
    4.1(1)     Form of Common Stock Certificate
    4.2(1)     Common Stock Warrant between Data Return Corporation and
               Microsoft Corporation.
    4.3(1)     Rights Agreement by and between Data Return Corporation and
               ChaseMellon Shareholder Services, LLC, as rights agent.
   10.1(1)     Strategic Marketing and Sales Agreement dated July 1, 1999, by and between Data Return Corporation and Level 3 Communications,
               LLC.
   10.2(1)     Restricted Stock Purchase Agreement dated July 23, 1999, by and between Data Return Corporation and Level 3 Communications, LLC.
   10.3(1)     Service Credit Agreement dated July 23, 1999, by and between Data
               Return Corporation and Level 3 Communications, LLC.
   10.4(1)     Customer Order dated April 28, 1999, executed by Data Return
               Corporation and Level 3 Communications, LLC
   10.5(1)     Managed Services Proposal for Data Return dated March 6, 1997, by and between Data Return Corporation and American Communications
               Services, Inc.
   10.6(1)     Basic Internet Services Agreement dated December 12, 1997, between Data Return Corporation and Savvis Communications
               Enterprises, L.L.C.
   10.7(1)     [Reserved.]
   10.8(1)     [Reserved.]
   10.9(1)*    1999 Long-Term Incentive Plan
  10.10(1)*    1998 Stock Option Plan
  10.11(1)*    Employment Agreement effective as of May 3, 1998, between Data
               Return Corporation and J. Todd Steitle.
  10.12(1)*    Employment Agreement dated March 18, 1999, between Data Return
               Corporation and Kenneth S. Garber.
  10.13(1)*    Employment Agreement effective as of January 15, 1998, between
               Data Return Corporation and Michael S. Shiff.
  10.14(1)*    Form of Employment Agreement dated July 1, 1999 between Data
               Return Corporation and each of Sunny C. Vanderbeck, Michelle R.
               Chambers, Jason A. Lochhead, Stuart A. Walker, Robert A. Prosen,
               Mark A. Bowles, Scott W. Brewer, Mark C. Gunnin and Mark A.
               Warren.

   Exhibit
    Number     Description
   -------     -----------

  10.15(1)     Sublease dated June 28, 1999, between Data Return Corporation and
               Eastman Kodak Company, for approximately 22,663 square feet situated at 222 Las Colinas Boulevard in Irving, Texas.
  10.16(1)     Investor's Rights Agreement dated as of July 29, 1999, between
               Data Return Corporation and CPQ Holdings, Inc.
  10.17(1)     ASP and Server Agreement dated June 29, 1999, between Data Return
               Corporation and Compaq Computer Corporation.
  10.18(1)     Development, License and Co-Marketing Agreement dated September
               3, 1999, between Data Return Corporation and Microsoft
               Corporation.
  10.19(1)     Stock Purchase Agreement dated September 2, 1999, between Data
               Return Corporation and Microsoft Corporation.
  10.20(2)     Credit Agreement dated December 29, 1999 between Data Return
               Corporation and Bank One, Texas, N.A.
  10.21(2)     Promissory Note dated December 29, 1999 to Bank One, Texas, N.A.
  10.22(3)     Office Lease entered into as of November 15, 1999, by and between
               114 MILLENNIUM, LTD. and Data Return Corporation
  10.23(3)     First Amendment to Office Lease dated as of February 15, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation
  10.24(3)     Second Amendment to Office Lease dated as of May ___, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation
   23.1(3)     Consent of Ernst & Young LLP
   27.1(3)     Financial Data Schedule


___________
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-84011) and incorporated herein by this reference.
(2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by this reference.
(3)  Filed herewith.
* Management contracts or compensatory plans required to be filed as an exhibit hereto.