Form 10-K/A
period 2000-03-21
DATA RETURN CORP
filed 2000-07-31
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
None.

The following items of our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 are hereby amended. Each such item is set forth herein in its entirety, as amended.

PART          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................      3
III           ITEM 11  EXECUTIVE COMPENSATION...........................................................      4
              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................
                                                                                                              7
              ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................      8
===============================================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to the executive officers of Data Return is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

     Our directors are:

     Sunny C. Vanderbeck, a co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since the Company's incorporation in August 1997. Before founding Data Return, from July 1996 to January 1997, Mr. Vanderbeck was a technical product manager and Lead Internet/Intranet Consultant for Software Spectrum, a reseller of Microsoft products. From May 1995 to June 1996, while employed by Software Spectrum, Mr. Vanderbeck served as an independent consultant to Microsoft where he served as a team leader for Microsoft Messaging products and as a product support engineer. From July 1994 to May 1995, Mr. Vanderbeck was an independent consultant. From 1990 to 1994, Mr. Vanderbeck served as a Section Leader in the 2nd Ranger Battalion, a U.S. Army Special Operations unit. Mr. Vanderbeck was a regional finalist for the Ernst & Young Entrepreneur of the Year award and is a Microsoft Certified Systems Engineer.

     Michelle R. Chambers, a co-founder of the Company, has served as President and a director since the Company's inception and was appointed Chief Operating Officer in April 1998. Before founding Data Return, from October 1996 to March 1997, Ms. Chambers was a Consultant at Microsoft, where she was a member of the Microsoft Consulting team responsible for the design and development of the migration plan for Audionet's (now Yahoo! Broadcast) platform conversion from Unix to Windows NT. Prior thereto, Ms. Chambers served as a product support engineer at Microsoft from February 1995 to October 1996, and was the Corporate E-mail Coordinator for Arco Exploration and Production Technology from August 1993 to February 1995. Ms. Chambers is a Microsoft Certified Systems Engineer. Ms. Chambers graduated magna cum laude from the University of North Texas with a Bachelor in Business Administration in Business Computer Information Systems.

     Jason A. Lochhead, a co-founder of the Company, has served as Vice President -Chief Technology Officer since November 1999 and previously served as Vice President - Research and Product Development. Mr. Lochhead has served as a director since the Company's inception. From September 1996 until August 1997, Mr. Lochhead was an independent consultant. Previously, from September 1995 to September 1996, while employed by Software Spectrum, Mr. Lochhead served as an independent consultant to Microsoft where he served as a product support engineer for Microsoft Mail and Microsoft Exchange. While at Software Spectrum, Mr. Lochhead also served as the Microsoft Mail Gateway team lead for the period from March 1996 to September 1996. From July 1993 to September 1995, Mr. Lochhead was a System Administrator at Hughes Training, a division of Hughes Aircraft. Mr. Lochhead is a Microsoft Certified Systems Engineer.

     Joseph M. Grant has served as a director since April 2000. Mr. Grant has been Chairman of the Board and Chief Executive Officer of Texas Capital Bancshares, Inc. since April 1998. Mr. Grant served as Chief Financial Officer of Electronic Data Systems, Inc. ("EDS") from December 1990 to March 31, 1998 and an Executive Vice President since the consummation of the split-off of EDS from General Motors Corporation on June 7, 1996. Prior to that time he had been a Senior Vice President of EDS since February 1992. Prior to joining EDS in December 1990, he served as executive vice president and chief systems officer for American General Corporation from 1989 to 1990 and as chairman of the board and chief executive officer of Texas American Bancshares Inc. from 1986 to 1989. Mr. Grant has a bachelor's degree from Southern Methodist University. Mr. Grant also earned a M.B.A. in finance and a Ph.D. in finance and economics from the University of Texas at Austin.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers whose total salary and bonus for fiscal 2000 exceeded $100,000 (each a "named executive officer," and collectively, the "named executive officers").


                                                                                                                       Long-Term
                                                                                                                     Compensation
                                                                          Annual Compensation                           Awards
                                                                        ---------------------------------------      -------------
                                                                                                      Other             Shares
                                                          Fiscal                                      Annual          Underlying
          Name and Principal Position                      Year          Salary       Bonus        Compensation         Options
          ---------------------------                     ------        --------     -------       ------------      -------------
Sunny C. Vanderbeck....................................    2000         $130,000     $55,950                 --                 --
 Chairman and Chief Executive Officer                      1999           95,000       5,000                 --                 --

Michelle R. Chambers...................................    2000          130,000      50,950                 --                 --
 President and Chief Operating Officer                     1999           95,000       5,000                 --                 --

Michael S. Shiff.......................................    2000          175,000      66,610                 --                 --
 Senior Vice President - Marketing, Sales and              1999          150,000       8,610            $40,000(1)       3,308,700
 Business Development

Stuart A. Walker.......................................    2000          125,000      39,250                 --            121,050
 Senior Vice President - Chief Financial Officer and       1999            5,661          --                 --            538,000
 Treasurer

J. Todd Steitle........................................    2000          141,500      17,080                 --            275,725
 Vice President - Marketing                                1999          108,740          --                 --            134,500


-----------
     (1)  Other annual compensation for Mr. Shiff consists of deferred salary.

     Option/SAR Grants in Fiscal 2000

                                                                                                            Potential Realizable
                                                                                                             Value at Assumed
                                                                                                           Annual Rates of Stock
                                                          Individual Grants                                Price Appreciation for
                                                                                                            Option Term ($) (1)
                                                                                                            -------------------
Name                         Number of        Percent of
----                        Securities           Total
                            Underlying          Options
                              Options          Granted to
                              Granted         Employees in    Exercise Price        Expiration
                        (number of shares)    fiscal 2000      Per Share ($)           Date                 5%              10%
                         ----------------     -----------      -------------     ----------------         -------        ---------
Sunny C. Vanderbeck                     -               -                  -                    -               -                -
Michelle R. Chambers                    -               -                  -                    -               -                -
Michael S. Shiff                        -               -                  -                    -               -                -
Stuart A. Walker (2)              121,050            4.15               1.66     July 23, 2009            126,570          320,753
J. Todd Steitle (3)                47,075            1.62               0.23     April 15, 2009            24,806           45,913
                                  121,050            4.15               1.66     July 23, 2009            126,570          320,753
                                  107,600            3.69              13.00     October 27, 2009         879,698        2,229,327

(1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.
(2) Amounts represent a single grant of options on July 23, 1999. One-fourth of the grant becomes exercisable on each of the four one-year anniversaries immediately succeeding the grant date.
(3)  Amount represents a single grant of options on each of the following dates:
     April 16, 1999, July 23, 1999 and October 27, 1999. One-fourth of the
     July 23, 1999 grant becomes exercisable on each of the four one-year anniversaries immediately succeeding the grant date. The April 16, 1999 and October 27, 1999 grants became immediately exercisable in October 1999 upon consummation of our initial public offering.

Fiscal 2000 Exercises and Year-End Option Values

     The following table sets forth information concerning the value realized upon exercise of options during fiscal 2000 and the number and value of unexercised options held by each of the named executive officers at March 31, 2000. The values set forth in the table have been calculated using the last reported sales price on March 31, 2000, less the per share exercise price, multiplied by the number of shares underlying the option.

                                                                                                     Value of Unexercised
                                   Shares                               Number of                        In-the-Money
                                  Acquired                         Unexercised Options                    Options at
                                     on          Value            at March 31, 2000 (#)              March 31, 2000 ($) (1)
Name                              Exercise      Realized      Exercisable     Unexercisable       Exercisable     Unexercisable
----                              --------      --------      -----------     -------------       -----------     -------------
Sunny C. Vanderbeck.............        --            --               --                --                --                --
Michelle R. Chambers............        --            --               --                --                --                --
Michael S. Shiff................        --            --        3,308,700                --       121,735,345                --
Stuart A. Walker................        --            --          538,000           121,050        19,713,665         4,254,895
J. Todd Steitle.................        --            --          289,175           121,050         9,224,867         4,254,895


(1)  Based on a closing price of $36.81 at March 31, 2000.

Employment Agreements

     Sunny C. Vanderbeck, Michelle R. Chambers, Robert A. Prosen, Stuart A. Walker, Mark A. Bowles, Mark C. Gunnin, Scott W. Brewer, Jason A. Lochhead and Mark A. Warren have employment agreements expiring on June 30, 2002. These agreements provide for:

     .    set base salaries; and

     . incentive bonuses determined by the compensation committee or Board of Directors.

     Each of these executives has agreed not to compete with us during the term of the agreement and for two years after resignation or termination for cause or for one year after a termination without cause or any resignation or termination following a change of control. The employment agreements define "cause" as an employee committing an immoral crime, materially breaching the employment agreement or failing to obey written directions of a senior corporate executive. A "change of control" will be deemed to occur if a substantial portion of our ownership changes or the constitution of the board changes during any 15-month period without the approval of our Board of Directors or shareholders. If there has not been a change in control, the agreements provide for the payment of salary for 12 months after any termination by the Company other than for cause. Further, if the termination follows a change of control and is not voluntary, it will be made in a lump sum equal to the following items, or in the case of Mr. Vanderbeck, Ms. Chambers, Mr. Prosen and Mr. Walker three times the following items:

     . the highest annualized base salary earned during the employee's employment with us;

     .    two times the employee's largest bonus during the last two years;

     . any unpaid expense, reimbursement or accrued but unpaid salary or benefit; and

     .    the estimated cost of insurance coverage for the next 12 months.

If the termination is following a change of control and is voluntary, the base salary component of these severance payments will, in the case of Mr. Vanderbeck, Ms. Chambers, Mr. Prosen, Mr. Walker and Mr. Gunnin, equal 75% and, in the case of Mr. Bowles, Mr. Brewer, Mr. Lochhead and Mr. Warren equal 25%, of the highest annualized base salary earned during the employee's employment with the Company.

     In addition, upon a change of control, all outstanding options of Mr. Vanderbeck, Ms. Chambers, Mr. Prosen, Mr. Walker and Mr. Gunnin will vest. That number of the outstanding options of Mr. Bowles, Mr. Brewer, Mr. Warren and Mr. Lochhead that would have vested upon their next annual vesting date will immediately vest upon a change of control, and, if they are terminated within 24 months of a change of control, all of their options will immediately vest.

     The Company also has employment agreements with Mr. Shiff, Mr. Garber and Mr. Steitle. Mr. Shiff's agreement expires on December 31, 2002. His agreement provides for a set base salary plus deferred salary and a fixed performance bonus. Mr. Shiff's agreement provides for the payment of all accrued salary and bonus upon his termination by Data Return. Upon a change of control, all of Mr. Shiff's outstanding unvested options will vest immediately. Mr. Shiff has agreed not to compete with the Company during the term of his agreement and for one year after his termination.

     Mr. Garber's agreement expires on March 31, 2004. His agreement provides for a set base salary plus commissions. Upon a termination of his employment by Data Return without cause, Mr. Garber is entitled to the payment of salary for 12 months and the right to participate in benefit plans and exercise his outstanding options for 12 months. Upon change of control, 50% of Mr. Garber's outstanding unvested options vest immediately and the remaining 50% vest one year later. As a result, 269,000options will vest in October 2000. If Mr. Garber is terminated following a change of control, he is entitled to 12 months of salary and all of his outstanding unvested options immediately vest. Mr Garber has agreed not to compete with the Company during the term of the agreement and for one year after resignation or termination for cause.

     Mr. Steitle's agreement expired on May 3, 1999 and was automatically renewed for a one-year period in May 1999 and 2000. His agreement will continue to be renewed automatically for one year periods unless terminated by either party upon notice at least 15 days prior to a renewal date. Mr. Steitle is entitled to a set base salary. Upon termination other than for cause, Mr. Steitle is entitled to his accrued salary. Upon a change of control, or if Mr. Vanderbeck and Ms. Chambers cease to be executive officers, all of Mr. Steitle's unvested options immediately vest. Mr. Steitle has agreed not to compete with us during the term of his agreement and for one year after his agreement.

Compensation Committee Interlocks and Insider Participation

     Except for Ms. Chambers, no officer or employee of the Company or its subsidiaries is a member of the Company's compensation committee.

Compensation of Directors

     The Company does not pay cash fees to any of its directors for serving on the Board of Directors. However, the Company does reimburse directors for travel, lodging and related expenses they may incur in attending Board and committee meetings. In addition, under the 1999 Long-Term Incentive Plan, which was approved and ratified by shareholders in fiscal 2000, non-employee directors receive a one-time grant of an option to purchase 25,000 shares of Common Stock. Thereafter, on the next business day after each annual meeting of shareholders of the Company, such directors receive an annual grant of an option to purchase 5,000 shares of Common Stock. The options are granted at fair market value on the grant date and vest in three, equal annual installments beginning one year after the grant date and expire on the earlier of one-year after ceasing to serve on the Board and the expiration of 10 years from the grant date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2000 by (i) each director, (ii) each person known to us to own beneficially 5% or more of our common stock, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address of each beneficial owner of 5% or more of our common stock is 222 West Las Colinas Boulevard, Suite 450, Irving, Texas 75039.

     Includes shares of common stock directly and indirectly owned and shares of common stock underlying currently exercisable options as well as those options which will become exercisable within 60 days of March 31, 2000. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.


                                                                                             Common Stock
                                                                                          Beneficially Owned
                                                                                          ------------------
                            Beneficial Owner                                 Number of Shares            Percent of Class
                            ----------------                                 ----------------            ----------------
Sunny C. Vanderbeck(1).....................................................         8,106,315                        22.9
Michelle R. Chambers(2)....................................................         6,562,255                        18.5
Jason A. Lochhead..........................................................           772,030                         2.2
Nathan A. Landow(3)........................................................         5,135,210                        14.5
T. Geir Ramleth(4).........................................................            96,571                         *
Michael S. Shiff(5)........................................................         3,308,700                         9.3
Stuart A. Walker(6)........................................................           538,000                         1.5
J. Todd Steitle(7).........................................................           289,175                         *
DCR Technology Fund I, Ltd.(1).............................................         8,106,315                        22.9
OHG Technology, Ltd.(2)....................................................         6,562,255                        18.5
Nathan Landow Family Limited Partnership (3)...............................         4,788,200                        13.5
All directors and executive officers as a group (13
 persons)(8)...............................................................        25,403,194                        71.8


*    Less than 1%.
(1) Consists of 8,106,315 shares of our common stock owned by DCR Technology Fund I, Ltd., which is controlled by Mr. Vanderbeck.
(2) Consists of 6,562,255 shares of our common stock owned by OHG Technology, Ltd., which is controlled by Ms. Chambers.
(3) Includes 4,788,200 shares of our common stock owned by Nathan Landow Family Limited Partnership, which is controlled by Mr. Landow. The address for Nathan Landow Family Limited Partnership is 4710 Bethesda Avenue, Bethesda, Maryland 20814. Mr. Landow resigned from our board of directors to pursue other business interests effective March 31, 2000.
(4) Mr. Ramleth resigned from our board of directors to pursue other business interests in May 2000.
(5) Consists of 3,308,700 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2000.
(6) Consists of 538,000 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2000.
(7) Consists of 289,175 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2000.
(8) Includes 4,724,313 shares of common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2000. Giving effect to the resignations of Mr. Landow and Mr. Ramleth, the number of shares and percent of class owned would be 20,171,413 and 57.0%, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Data Return Corporation



Date: July 31, 2000                     By:  /s/ Sunny C. Vanderbeck
                                           ---------------------------------
                                        Sunny C. Vanderbeck
                                        Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                                    Capacity in Which Signed                                      Date
      ---------                                    ------------------------                                      ----

/s/ Sunny C. Vanderbeck              Chairman of the Board, Chief Executive Officer and Director             July 31, 2000
-------------------------                         (Principal Executive Officer)
Sunny C. Vanderbeck


/s/ Michelle R. Chambers                   President, Chief Operating Officer and Director                   July 31, 2000
-------------------------
Michelle R. Chambers


/s/ Jason A. Lochhead                  Vice President - Chief Technology Officer and Director                July 31, 2000
-------------------------
Jason A. Lochhead


/s/ Stuart A. Walker                 Senior Vice President - Chief Financial Officer and Treasurer           July 31, 2000
-------------------------                    (Principal Financial and Accounting Officer)
Stuart A. Walker


/s/ Joseph M. Grant                                            Director                                      July 31, 2000
-------------------------
Joseph M. Grant
