Form 10-Q
period 2000-06-30
DATA RETURN CORP
filed 2000-08-14
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

The registrant had 35,554,717 shares of Common Stock, par value $.001 per share, outstanding as of August 10, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                                   Page
                                                                          ----

         Condensed Balance Sheets at March 31, 2000 and
            June 30, 2000 (Unaudited)                                       3

         Condensed Statements of Operations for the three months
            ended June 30, 1999 and 2000 (Unaudited)                        4

         Condensed Statements of Cash Flows for the three months
            ended June 30, 1999 and 2000 (Unaudited)                        5

         Notes to Condensed Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  21

         Signatures                                                        22

                        PART I - FINANCIAL INFORMATION.

                            Data Return Corporation
                           Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                             March 31,                June 30,
                                                                                               2000                     2000
                                                                                           -------------------------------------
Assets                                                                                                              (Unaudited)
Current assets:
   Cash                                                                                    $ 85,424                 $ 13,753
   Investment in marketable securities                                                            -                   32,476
   Accounts receivable, net of allowance for doubtful accounts of $328 and $592 at March 31, 2000 and June 30, 2000,
      respectively                                                                            5,429                    6,758
   Prepaid and other                                                                          1,349                    2,144
                                                                                           --------                 --------
Total current assets                                                                         92,202                   55,131
   Investment in marketable securities                                                            -                   25,790
   Property and equipment, net                                                               22,027                   32,194
   Other assets                                                                                 628                      725
                                                                                           --------                 --------

Total assets                                                                               $114,857                 $113,840
                                                                                           ========                 ========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                        $  2,021                 $  2,109
   Accrued expenses and other                                                                 2,205                    2,696
   Deferred revenue                                                                           2,207                    3,295
   Notes payable and capital lease obligations - current                                      5,799                    5,695
                                                                                           --------                 --------
Total current liabilities                                                                    12,232                   13,795

Notes payable and capital lease obligations - long term                                      11,324                   17,136
Commitments and contingencies                                                                     -                        -
Shareholders' equity:
   Preferred stock, $.001 par value; 20,000 shares
      authorized, none issued or outstanding                                                      -                        -
   Common stock, $.001 par value; 100,000 shares
      authorized; 35,398 and 35,520 issued and outstanding
      at March 31, 2000 and June 30, 2000, respectively                                          35                       36
   Additional paid-in capital                                                               109,718                  109,886
   Pre-paid broadband services                                                               (5,000)                  (5,000)
   Deferred stock compensation                                                                 (290)                    (190)
   Accumulated deficit including comprehensive earnings                                     (13,162)                 (21,823)
                                                                                           --------                 --------
Total shareholders' equity                                                                   91,301                   82,909
                                                                                           --------                 --------
Total liabilities and shareholders' equity                                                 $114,857                 $113,840
                                                                                           ========                 ========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                                      Three Months Ended
                                                                            June 30,
                                                            -------------------------------------
                                                              1999                          2000
                                                            -------                       -------
Revenues                                                    $ 1,228                       $ 9,247

Costs and expenses:
   Cost of revenue                                              490                         9,011
   General and administrative                                   866                         5,003
   Marketing and sales                                          384                         4,597
   Stock based compensation                                     140                           100
                                                            -------                       -------
Total costs and expenses                                      1,880                        18,711
                                                            -------                       -------

Loss from operations                                           (652)                       (9,464)

Other income (expense):
   Interest income                                               23                         1,226
   Interest expense                                              (6)                         (445)
                                                            -------                       -------
Net Loss                                                    $  (635)                      $(8,683)
                                                            =======                       =======

Net loss per common share:

   Basic and diluted                                        $(0.03)                       $(0.24)
                                                            =======                       =======
Shares used in computing basic and diluted
net loss per share                                           22,273                        35,443
                                                            =======                       =======

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited

                                                                        Three Months Ended June 30,
                                                                       -----------------------------
                                                                         1999                2000
                                                                       -------             ---------
Operating activities:
Net Loss                                                               $ (635)             $ (8,683)

Adjustments to reconcile net loss to net cash
     used in operations:
   Noncash items included in net loss:
     Depreciation and amortization                                         89                 2,507
     Stock based compensation expense                                     140                   100
     Provision for bad debts                                               60                   221
   Changes in assets and liabilities
     Account receivable                                                  (488)               (1,550)
     Prepaids and other assets                                           (490)               (1,260)
     Accounts payable and accrued expenses                                811                   579
     Deferred revenue                                                     230                 1,088
                                                                       ------              --------
Net cash used in operations                                              (283)               (6,998)

Investing Activities:
     Capital expenditures                                                (696)               (4,878)
     Purchase of marketable securities                                      -               (57,920)
                                                                       ------              --------
Net cash used in investing activities                                    (696)              (62,798)

Financing activities:
     Payments on notes payable and capital lease obligations              (24)               (1,903)
     Net proceeds from issuance of stock                                3,275                    28
                                                                       ------              --------
Net cash provided by (used in) financing activities                     3,251                (1,875)
                                                                       ------              --------

Net increase (decrease) in cash                                         2,273               (71,671)

     Beginning cash                                                       843                85,424
                                                                       ------              --------
     Ending cash                                                       $3,116              $ 13,753
                                                                       ======              ========

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

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily an indication of the results that may be expected for the year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Annual Report on Form 10-K for the Year Ended March 31, 2000.

2.   Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are not considered in the calculation of diluted net loss per share as the Company has incurred a loss for all periods presented and the effect of
common stock equivalents would be anti-dilutive.   Thus, 8,565,953 employee
stock options and warrants to acquire 345,910 shares of common stock are not included in this calculation.

3.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result the Company expects to adopt the new guidance as a change in accounting principle effective January 1, 2001. The Company will change its method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with its customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the quarter of adoption of SAB
101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in the Company's financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. While the Company anticipates that SAB 101 will have a material effect on its operating results, the SEC is expected to issue

                            Data Return Corporation
                    Notes to Condensed Financial Statements
                                   Unaudited

additional guidance related to the implementation of SAB 101 that could affect the Company's estimate.

4.   Investments

     The Company has classified all of its debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

     As of June 30, 2000, the Company owned approximately $58.3 million of debt securities (included in investments including available-for-sale securities) with maturity dates in fiscal years 2001 and 2002. Fair value of the debt securities approximates market value.

5.   Property and Equipment

     Property and equipment consists of the following:

                                                          March 31, 2000           June 30, 2000
                                                          --------------           -------------
Electronics and computer equipment.....................       $   20,910              $   29,112
Computer software......................................            1,397                   2,855
Furniture and office equipment.........................              792                   2,017
Leasehold improvements.................................              586                   1,408
Other depreciable assets...............................              520                   1,301
                                                              ----------              ----------
                                                                  24,205                  36,693
Less accumulated depreciation and amortization  .......           (2,178)                 (4,499)
                                                              ----------              ----------
                                                              $   22,027              $   32,194
                                                              ==========              ==========

     Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $17,232,000 at March 31, 2000 and $24,842,000 at June 30, 2000, respectively. Related allowances for depreciation and amortization are $1,121,000 and $2,757,000 respectively.

6.   Accrued Expenses

     Accrued expenses consist of the following:

                                                          March 31, 2000           June 30, 2000
                                                          --------------           -------------
Professional fees......................................        $     157               $     197
Accrued employee benefits..............................            1,013                   1,197
Commissions............................................              184                     381
Other..................................................              851                     921
                                                               ---------               ---------
                                                               $   2,205               $   2,696
                                                               =========               =========

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

     Currently, we derive substantially all of our revenues from advanced hosting services. Historically, we have also derived a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time set-up fees for installation. Revenues are billed on a monthly basis and are recognized as the service is performed.

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

     We have incurred significant losses since our inception and, as of June 30, 2000, had an accumulated deficit of approximately $21.8 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to continue to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to continue to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Results of Operations

Comparison of quarters ended June 30, 1999 and 2000

Revenues

     Our revenues increased $8,019,000 to $9,247,000 for the quarter ended June 30, 2000 from $1,228,000 for the quarter ending June 30, 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed. We increased our marketing and sales personnel to 65 at June 30, 2000 from 12 at June 30, 1999.

Cost of revenue

     Our cost of revenue increased $8,521,000 to $9,011,000, or 97.4% of revenue, for the quarter ended June 30, 2000 from $490,000, or 39.9% of revenue, for the quarter ended June 30, 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, including employee recruiting fees, depreciation and bandwidth. The increase as a percent of revenue was partially attributable to our incurring these costs in advance of revenues. Personnel and related expenses increased approximately $4,276,000 to $4,501,000, or 48.7% of revenue, for the quarter ended June 30, 2000 from $225,000, or 18.3% of revenue, for the quarter ended June 30, 1999, as we increased our systems and customer support personnel to 237 at June 30, 2000 from 25 at June 30, 1999. Depreciation expense increased approximately $1,985,000 to $2,060,000 for the quarter ended June 30, 2000 as we added approximately $27.6 million in computer and related equipment since June 30, 1999. Our broadband services expenses increased $1,029,000 to approximately $1,174,000 for the quarter ended June 30, 2000 from $145,000 for the quarter ended June 30, 1999 to support our increased business activities. Other hardware and software equipment costs increased $261,000 to $284,000 for the quarter ended June 30, 2000 to support the growth in our business. Facilities expense increased $354,000 during the quarter ended June 30, 2000 as a result of the addition of facilities to support our growth. Travel and professional services increased $128,000 and $74,000, respectively, for the quarter ended June 30, 2000 reflecting the increased geographic dispersion of our customer base. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $4,137,000 to $5,003,000, or 54.1% of revenue, during the quarter ended June 30, 2000 from $866,000, or 70.5% of revenue, during the quarter ended June 30, 1999. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel and professional services. Personnel and related expenses increased $2,724,000 to $3,175,000, or 34.3% of revenue, for the quarter ended June 30, 2000 from $451,000, or 36.7% of revenue, for the quarter ended June 30, 1999. We increased our number of employees in general and administrative functions to 144 employees at June 30, 2000 from 13 employees at June 30, 1999. Travel expenses increased approximately $85,000 to $172,000, or 1.9% of revenue, for the quarter ended June 30, 2000 from $87,000, or 7.1% of revenue, for the quarter ended June 30, 1999. Professional services fees increased approximately $538,000 to $558,000 for the quarter ended June 30, 2000 from $19,000 in the comparable period in 1999. Depreciation expense increased $250,000 in the quarter ended June 30, 2000, which is a result of increased internal equipment necessary to support the growth of our business. Facilities and insurance expense increased $268,000 and $160,000, respectively, as a result of our move into a larger facility and the growth in general and administrative employees. Bad debt expense increased $161,000 as our customer base and revenues continue to grow.

Marketing and sales

     Marketing and sales expense increased $4,212,000 to $4,597,000, or 49.7% of revenue, during the quarter ended June 30, 2000 from $384,000, or 31.4% of revenue, during the quarter ended June 30, 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses, including employee recruiting fees and advertising costs. Personnel and related expenses increased $2,569,000 to $2,814,000, or 30.4% of revenue, for the quarter ended June 30, 2000 from $245,000, or 20.0% of revenue, for the quarter ended June 30, 1999. Advertising costs increased $408,000 to $548,000 for the quarter ended June 30, 2000 from $140,000 for the quarter ended June 30, 1999. We increased our marketing and sales personnel to 65 at June 30, 2000 from 12 at

June 30, 1999.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $100,000 for the quarter ended June 30, 2000 and $140,000 for the quarter ended June 30, 1999. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $1,203,000 to $1,226,000 for the quarter ended June 30, 2000 from $23,000 for the quarter ended June 30, 1999. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in larger cash balances available for investment. During the quarter ended June 30, 2000, we increased interest expense $439,000 to $445,000 related primarily to equipment capital leases entered into in the third and fourth quarter of the 2000 fiscal year.

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

Net Loss

     Net loss increased $8,048,000 to $8,683,000 for the quarter ended June 30, 2000 from $635,000 for the quarter ended June 30, 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth. We expect net losses to increase in fiscal 2001 as we expand our business.

EBITDA

     EBITDA, as defined below, decreased $6,434,000 to negative $6,857,000 for the quarter ended June 30, 2000 from negative $423,000 for the quarter ended June 30, 1999. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA in fiscal 2001. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources, will continue to represent a large portion of our expenses during our planned expansion.

     EBITDA consists of loss from operations of $652,000 and $9,464,000 plus depreciation and amortization of $89,000 and $2,507,000 and amortization of unearned stock-based compensation of $140,000 and $100,000 for the quarters ended June 30, 1999 and 2000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future working capital requirements.

Liquidity and Capital Resources

     We have historically financed our operations primarily through sales of equity securities. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of June 30, 2000, we had cash and cash equivalents of $13.8 million and investments in marketable securities of $58.3 million.

     Net cash used in our operating activities for the three months ended June 30, 2000 was $7 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash used in investment activities was $62.8 million for the three months ended June 30, 2000 and was comprised of the purchase of marketable debt securities of $57.9 million and purchases of property and equipment of approximately $4.9 million. Our purchases of property and equipment consisted primarily of leasehold improvements and purchases of furniture and equipment for new employees. We acquired $7.6 million in computer and related equipment under new capital leases. Net cash used in financing activities was approximately $1.9 million consisting primarily of principal payments on our notes payable and capital leases.

     Total borrowings under our notes payable and capital lease obligations as of June 30, 2000 were approximately $22.8 million.

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

     We believe that our current cash and investment balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Under our agreement with Level 3, we are required to purchase at least an additional $9.2 million of bandwidth and colocation services over the next five years. Our quarterly commitment is $200,000 in the first year (ending in July 2000), $300,000 in the second year, $400,000 in the third year, $600,000 in the fourth year and $1.0 million in the fifth year of the agreement. We anticipate that further expansion of our operations will cause us to continue to incur negative cash flows and, therefore, require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result, we expect to adopt the new guidance as a change in accounting principle effective January 1, 2001. We will change our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the quarter of adoption of SAB
101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in our financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. While we anticipate that SAB 101 will have a material effect on our operating results, the SEC is expected to issue additional guidance related to the implementation of SAB 101 that could affect our estimate.

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

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $8.7 million, or negative 93.9% of revenues, for the quarter ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $21.8 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. We are also required to purchase $1.5 million of colocation and bandwidth services, primarily from Level 3, during fiscal 2001. In addition, we expect to incur significant expenses to develop our distribution channel, fund research and development, support and improve our operational and financial systems and broaden customer service and support. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

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

     We focus on advanced hosting services for Microsoft-based Internet technologies. If these technologies are not widely used building blocks for advanced Internet sites in the future, the demand for our services would decrease and our business would be adversely affected. The final outcome of the antitrust case against Microsoft is uncertain, but the outcome could cause the acceptance of Microsoft products to decrease. Except for our relationship with Microsoft as a customer, our relationship with Microsoft is generally informal. We believe this relationship provides us with access to developments in Microsoft products before they are generally available, which allows us to maintain and enhance our technical expertise. If our relationship with Microsoft deteriorates or if we lose some of the status or privileges we currently enjoy, our technical expertise could be adversely affected. Our ability to market our services as a provider of advanced hosting services for Microsoft-based Internet technologies would also be adversely affected if Microsoft does not continue to confer certifications and designations on us, or changes our current certifications and designations or ceases to be our customer. We do not have a written agreement with Microsoft relating to all of these certifications or designations. Some of our competitors also have received these certifications and designations. Microsoft generally confers these certifications unilaterally and in its sole discretion and could change them at any time. We cannot be certain that we will continue to enjoy them.

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

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed for the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through June 30, 2000, we had purchased approximately 930 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance.

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

     We are currently experiencing rapid growth and intend to continue expanding. Since incorporating in August 1997, we have grown to 461 employees as of June 30, 2000. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. If we do not succeed in attracting and retaining new, qualified personnel and/or retaining our current personnel, our business could suffer.

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

     Third parties may infringe or misappropriate our technology or proprietary rights, which could have an adverse effect on our business, results of operations or financial condition. In addition, our competitors or potential competitors may independently develop technologies that are equivalent or superior to our technology. We rely on a combination of copyright, trademark, service mark and trade secret laws to protect our intellectual property. We have filed federal registrations for the mark "Data Return" and other marks. We also have internally developed software and other tools that are important to our business for which we rely on copyright protection. We have entered into contractual arrangements with some of our employees and contractors as well as suppliers, distributors and some of our key customers in order to limit access to, and any disclosure of, our proprietary information. The steps we have taken to protect our intellectual property may be insufficient. We may need to take legal action to protect our intellectual property rights, which could be costly and divert the attention of our technical and management personnel.

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

Our principal shareholders, directors and executive officers currently own approximately 67.3% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

     Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 67.3% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

     At June 30, 2000, 35,519,972 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

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

----------------

(1)       Included with EDGAR version only.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Data Return Corporation



Dated: August 14, 2000      By:    / s/ Stuart A. Walker
                                 -------------------------------------------
                                 Stuart A. Walker, Vice President
                                 Chief Financial Officer
                                 (Principal Financial & Accounting Officer &
                                  Authorized Officer)