Form 10-Q
period 2000-09-30
DATA RETURN CORP
filed 2000-11-14
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-27801

                            DATA RETURN CORPORATION
            (Exact name of registrant as specified in its charter)

     Texas                                                      75-2725998
(State or other                                              (I.R.S. Employer
 jurisdiction of                                             Identification No.)
 incorporation or
 organization)

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

                        YES     X          NO
                              ------          ----

The registrant had 35,817,068 shares of Common Stock, par value $.001 per share, outstanding as of November 8, 2000.

PART I - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1.  Condensed Financial Statements

         Condensed Balance Sheets at March 31, 2000 and
           September 30, 2000 (Unaudited)                                                          3

         Condensed Statements of Operations for the three and six months
           ended September 30, 1999 and 2000 (Unaudited)                                           4

         Condensed Statements of Cash Flows for the six months ended
           September 30, 1999 and 2000 (Unaudited)                                                 5

         Notes to Condensed Financial Statements (Unaudited)                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                25

Item 4.  Submission of Matters to a Vote of Security Holders                                       25

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                          26

         Signatures                                                                                27

                            Data Return Corporation
                           Condensed Balance Sheets
                     (in thousands, except per share data)


                                                                                March 31,        September 30,
                                                                                   2000              2000
                                                                              --------------------------------
                                                                                                  (Unaudited)
Assets
Current assets:
   Cash                                                                         $  85,424            $   9,882
   Investment in marketable securities                                                -                 23,153
   Accounts receivable, net of allowance for doubtful accounts of $328 and $942 at March 31, 2000 and September 30, 2000,
     respectively                                                                   5,429                9,178
   Prepaid and other                                                                1,349                2,550
                                                                                ---------            ---------
Total current assets                                                               92,202               44,763

   Investment in marketable securities                                                -                 21,163
   Property and equipment, net                                                     22,027               44,790
   Other assets                                                                       628                  681
                                                                                ---------            ---------
Total assets                                                                    $ 114,857            $ 111,397
                                                                                =========            =========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                             $   2,021            $   3,011
   Accrued expenses and other                                                       2,205                2,729
   Deferred revenue                                                                 2,207                4,041
   Notes payable and capital lease obligations - current                            5,799                8,974
                                                                                ---------            ---------
Total current liabilities                                                          12,232               18,755

Notes payable and capital lease obligations - long term                            11,324               21,898
Commitments and contingencies                                                         -                    -
Shareholders' equity:
   Preferred stock, $.001 par value; 20,000 shares
     authorized, none issued or outstanding                                           -                    -
   Common stock, $.001 par value; 100,000 shares
     authorized; 35,398  and 35,816  issued  and  outstanding
     at March 31, 2000 and September 30, 2000, respectively                            36                   36
   Additional paid-in capital                                                     109,718              110,149
   Pre-paid broadband services                                                     (5,000)              (5,000)
   Deferred stock compensation                                                       (290)                (165)
   Accumulated deficit including comprehensive earnings                           (13,162)             (34,276)
                                                                                ---------            ---------
Total shareholders' equity                                                         91,301               70,744
                                                                                ---------            ---------
Total liabilities and shareholders' equity                                      $ 114,857            $ 111,397
                                                                                =========            =========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited


                                                          Three Months Ended                     Six Months Ended
                                                             September 30,                         September 30,
                                                        -------------------------             ------------------------
                                                         1999             2000                  1999            2000
                                                       ---------        ---------             ---------       --------
Revenues                                               $   1,726        $  12,372             $   2,953       $ 21,619

Costs and expenses:
     Cost of revenue                                       1,282           11,525                 1,771         20,536
     General and administrative                            1,181            5,755                 2,023          9,986
     Marketing and sales                                   1,067            7,050                 1,452         11,647
     Product research and development                         43            1,113                    66          1,885
     Stock-based compensation                                158               25                   297            125
                                                       ---------        ---------             ---------       --------

Total costs and expenses                                   3,731           25,468                 5,609         44,179
                                                       ---------        ---------             ---------       --------

Loss from operations                                      (2,005)         (13,096)               (2,656)       (22,560)

Other income (expense):
     Interest income                                          89            1,089                   111          2,315
     Interest expense                                         (6)            (541)                  (12)          (986)
                                                       ---------        ---------             ---------       --------
Net Loss                                               $  (1,922)       $ (12,548)            $  (2,557)      $(21,231)
                                                       =========        =========             =========       ========
Net loss per common share:

     Basic and diluted                                 $   (0.07)       $   (0.35)            $   (0.10)      $  (0.60)
                                                       =========        =========             =========       ========

Shares used in computing basic and diluted net
loss per share                                            26,537           35,625                24,427         35,534
                                                       =========        =========             =========       ========

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited


                                                                       Six Months Ended September 30,
                                                                       ------------------------------
                                                                            1999             2000
                                                                       ------------      ------------
Operating activities:
Net loss                                                               $     (2,557)     $    (21,231)

Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
  Noncash items included in net loss:
     Depreciation and amortization                                              269             6,222
     Stock based compensation expense                                           297               125
     Provision for bad debts                                                    210               789
  Changes in assets and liabilities
     Accounts receivable                                                       (970)           (4,538)
     Prepaids and other assets                                                 (678)           (1,135)
     Accounts payable and accrued expenses                                    3,508             1,514
     Deferred revenue                                                           391             1,834
                                                                       ------------      ------------
Net cash provided by (used in) operating activities                             470           (16,420)

Investing Activities:
     Capital expenditures                                                    (3,771)          (10,939)
     Purchase of marketable securities                                            -           (44,316)
     Restricted cash                                                            125                 -
                                                                       ------------      ------------
Net cash used in investing activities                                        (3,646)          (55,255)

Financing activities:
     Proceeds from notes payable                                                202                 -
     Payments on notes payable and capital lease obligations                    (44)           (4,020)
     Net proceeds from issuance of stock                                      8,875               153
                                                                       ------------      ------------
Net cash provided by (used in) financing activities                           9,033            (3,867)
                                                                       ------------      ------------

Net increase (decrease) in cash                                               5,857           (75,542)

     Beginning cash                                                             843            85,424
                                                                       ------------      ------------
     Ending cash                                                       $      6,700      $      9,882
                                                                       ============      ============

          See accompanying notes to Condensed Financial Statements.

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

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three- and six-month periods ended September 30, 2000 are not necessarily an indication of the results that may be expected for the year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2000.

2. Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are not considered in the calculation of diluted net loss per share as the Company has incurred a loss for all periods presented and the effect of
common stock equivalents would be anti-dilutive.   Thus, 8,530,456 employee
stock options and 345,910 warrants to acquire shares of common stock are not included in this calculation.

3. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result the Company expects to adopt the new guidance as a change in accounting principle effective January 1, 2001. The Company will change its method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with its customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in the Company's financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. Had the company adopted SAB 101 as of April 1, 2000, the effect on revenue in this quarter would not have been material.

4. Investments

     The Company has classified all of its debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

     As of September 30, 2000, the Company owned approximately $44.3 million of debt securities (including investments in available-for-sale securities) with maturity dates in fiscal years 2001 and 2002. The company has an unrealized gain of $118,000, an increase of $96,000 from June 30, 2000, on its available-for-sale securities which is recorded as other comprehensive income in shareholders' equity.

5. Property and Equipment

     Property and equipment consists of the following (in thousands):


                                                                 March 31, 2000         September 30, 2000
                                                                 --------------         ------------------
Electronics and computer equipment.........................           $20,910                $38,942
Computer software..........................................             1,397                  3,207
Furniture and office equipment.............................               792                  4,027
Leasehold improvements.....................................               586                  4,836
Other depreciable assets...................................               520                  1,898
                                                                      -------                -------
                                                                       24,205                 52,910
Less accumulated depreciation and amortization.............            (2,178)                (8,120)
                                                                      -------                -------
                                                                      $22,027                $44,790
                                                                      =======                =======

     Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $17,232,000 at March 31, 2000 and $34,998,000 at September 30, 2000, respectively. Related allowances for depreciation and amortization are $1,121,000 and $5,158,000 respectively.

6. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                 March 31, 2000         September 30, 2000
                                                                 --------------         ------------------
Professional fees..........................................           $  157                 $   180
Accrued payroll............................................            1,013                   1,533
Commissions................................................              184                     617
Other......................................................              851                     399
                                                                      ------                 -------
                                                                      $2,205                 $ 2,729
                                                                      ======                 =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of Data Return should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Form 10-Q and Data Return's Annual Report on Form 10-K for the year ended March 31, 2000.

Forward-Looking Statements

     The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, the economy in general and changes in the use of the Internet and the viability of Internet-focused businesses. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

     Our business is rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, may not be meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are indicative of future results.

     Currently, we derive substantially all of our revenue from advanced hosting and managed services. Historically, we have also derived a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting and managed services revenues are generated from recurring monthly fees. Substantially all of the remainder is derived from one-time set-up fees for installation. Revenues are billed on a monthly basis and are recognized as the service is performed.

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

     . product research and development, which consists primarily of compensation and related expenses and facilities costs; and

     . stock-based compensation, which relates to employee stock options granted at prices less than fair market value.

     We have incurred significant losses since our inception and, as of September 30, 2000, had an accumulated deficit of approximately $34.3 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to continue to expand our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources. In particular, we intend to continue to expand our existing inside and outside sales forces to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Results of Operations

Comparison of quarters ended September 30, 1999 and 2000

Revenues

     Our revenues increased $10,646,000 to $12,372,000 for the quarter ended September 30, 2000 from $1,726,000 for the quarter ending September 30, 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed. We increased our marketing and sales personnel to 90 at September 30, 2000 from 26 at September 30, 1999.

Cost of revenue

     Our cost of revenue increased $10,243,000 to $11,525,000, or 93.2% of revenue, for the quarter ended September 30, 2000 from $1,282,000, or 74.3% of revenue, for the quarter ended September 30, 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation and communication and bandwidth expenses. The increase as a percent of revenue was partially attributable to our incurring these costs in advance of revenues. Personnel and related expenses increased approximately $4,910,000 to $5,543,000, or 44.8% of revenue, for the quarter ended September 30, 2000 from $633,000, or 36.7% of revenue, for the quarter ended September 30, 1999, as we increased our systems and customer support personnel to 251 at September 30, 2000 from 66 at September 30, 1999. Depreciation expense increased approximately $2,810,000 to $2,949,000 for the quarter ended September 30, 2000, as we added approximately $34.4 million in computer and related equipment since
September 30, 1999. Our communication and bandwidth expenses increased $1,648,000 to approximately $1,879,000 for the quarter ended September 30, 2000 from $231,000 for the quarter ended September 30, 1999 to support our increased business activities. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $4,574,000 to $5,755,000, or 46.5% of revenue, during the quarter ended September 30, 2000 from $1,181,000, or 68.4% of revenue, during the quarter ended September 30, 1999. The increase is primarily due to increases in personnel and related expenses, facilities expense, depreciation, bad debt, professional services and travel. Personnel and related expenses increased $2,309,000 to $2,951,000, or 23.9% of revenue, for the quarter ended September 30, 2000 from $642,000, or 37.2% of revenue, for the quarter ended September 30, 1999. We increased our number of employees in general and administrative functions to 138 employees at September 30, 2000 from 23 employees at September 30, 1999. Facilities expense increased $492,000 as a result of our move into a larger facility and the growth in general and administrative employees. Depreciation expense increased $439,000 in the quarter ended September 30, 2000, which is a result of increased internal equipment necessary to support the growth of our business. Bad debt expense increased $418,000 as our customer base and revenues continued to grow. Professional services fees increased approximately $393,000 to $455,000 for the quarter ended September 30, 2000 from $62,000 in the comparable period in 1999. Travel expenses increased approximately $65,000 to $134,000, or 1.1% of revenue, for the quarter ended September 30, 2000 from $69,000, or 4.0% of revenue, for the quarter ended September 30, 1999.

Marketing and sales

     Marketing and sales expense increased $5,983,000 to $7,050,000, or 57.0% of revenue, during the quarter ended September 30, 2000 from $1,067,000, or 61.8% of revenue, during the quarter ended September 30, 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses and advertising costs, including agency fees, trade shows and promotional items. Personnel and related expenses increased $3,874,000 to $4,620,000, or 37.3% of revenue, for the quarter ended September 30, 2000 from $746,000, or 43.2% of revenue, for the quarter ended September 30, 1999. Advertising costs increased $1,738,000 to $1,995,000 for the quarter ended September 30, 2000 from $257,000 for the quarter ended September 30, 1999. Costs in this category include expenses for advertising, promotional items, trade shows, and fees paid to advertising, public relations and other creative agencies. We increased our marketing and sales personnel to 90 at September 30, 2000 from 26 at September 30, 1999.

Product research and development

     Product research and development expense increased $1,070,000 to $1,113,000 or 9.0% of revenue, during the quarter ended September 30, 2000 from $43,000, or 2.5% of revenue, during the quarter ended September 30, 1999. The increase was due primarily to an increase in product research and development personnel and related expenses and facilities costs. Personnel and related expenses increased $873,000 to $916,000, or 7.4% of revenue for the quarter ended September 30, 2000 from $43,000, or 2.5% of revenue, for the quarter ended September 30, 1999. We increased our number of employees in product research and development to 40 at September 30, 2000 from four at September 30, 1999. Facilities costs increased $101,000 for the quarter ended September 30, 2000 as a result of our move into a larger facility and the increase in the number of product research and development employees.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $158,000 for the quarter ended September 30, 1999 and $25,000 for the quarter ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $1,000,000 to $1,089,000 for the quarter ended September 30, 2000 from $89,000 for the quarter ended September 30, 1999. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in larger cash balances available for investment. During the quarter ended September 30, 2000, we increased interest expense $535,000 to $541,000 related primarily to equipment acquired under during the last four quarters.

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

Net loss

     Net loss increased $10,626,000 to $12,548,000 for the quarter ended September 30, 2000 from $1,922,000 for the quarter ended September 30, 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

     EBITDA, as defined below, decreased $7,679,000 to negative $9,346,000 for the quarter ended September 30, 2000 from negative $1,667,000 for the quarter ended September 30, 1999. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA at least through fiscal 2002. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources, will continue to represent a large portion of our expenses during our anticipated expansion.

     EBITDA for the quarters ended September 30, 1999 and 2000 consists of loss from operations of $2,005,000 and $13,096,000 plus depreciation and amortization of $180,000 and $3,715,000 and amortization of unearned stock-based compensation of $158,000 and $25,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

Comparison of six-month periods ended September 30, 1999 and 2000

Revenues

     Our revenues increased $18,666,000 to $21,619,000 for the six-month period ended September 30, 2000 from $2,953,000 for the six-month period ending September 30, 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed to the increase in revenues. We increased our marketing and sales personnel to 90 at September 30, 2000 from 26 at September 30, 1999.

Cost of revenue

     Our cost of revenue increased $18,765,000 to $20,536,000, or 95.0% of revenue, for the six-month period ended September 30, 2000 from $1,771,000, or 60.0% of revenue, for the six-month period ended September 30, 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation, and communication and bandwidth expenses. The increase as a percent of revenue was partially attributable to our incurring these costs in advance of revenues. Personnel and related expenses increased approximately $9,191,000 to $10,049,000, or 46.5% of revenue, for the six-month period ended September 30, 2000 from $858,000, or 29.1% of revenue, for the six-month period ended September 30, 1999, as we increased our systems and customer support personnel to 251 at September 30, 2000 from 66 at September 30, 1999. Depreciation expense increased approximately $4,795,000 to $5,009,000 for the six-month period ended September 30, 2000 as we added approximately $34.4 million in computer and related equipment since September 30, 1999. Our communication and bandwidth expenses increased $2,881,000 to approximately $3,258,000 for the six-month period ended September 30, 2000 from $377,000 for the six-month period ended September 30, 1999 to support our increased business activities. The remainder of the increase in cost of revenues for the six months ended September 30, 2000 from the six months ended September 30, 1999 equals approximately $1,898,000 and is comprised of increases related to facilities expense, equipment costs, travel, and professional services. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $7,963,000 to $9,986,000, or 46.2% of revenue, during the six-month period ended September 30, 2000 from $2,023,000, or 68.5% of revenue, during the six-month period ended September 30, 1999. The increase is primarily due to increases in personnel and related expenses, professional services, facilities and insurance expense, depreciation, bad debt and travel. Personnel and related expenses increased $4,306,000 to $5,469,000, or 25.3% of revenue, for the six-month period ended September 30, 2000 from $1,163,000, or 39.4% of revenue, for the six-month period ended September 30, 1999. We increased our number of employees in general and administrative functions to 138 employees at September 30, 2000 from 23 employees at September 30, 1999. Professional services increased approximately $885,000 to $1,013,000 for the six-month period ended September 30, 2000 from $128,000 in the comparable period in 1999. Facilities and insurance expense increased $721,000 and $299,000, respectively, as a result of our move into a larger facility and the growth in general and administrative employees. Depreciation expense increased $656,000 in the six-month period ended September 30, 2000, which is a result of increased internal equipment necessary to support the growth of our business. Bad debt expense increased $579,000 as our customer base and revenues continue to grow. Travel expenses increased approximately $168,000 to $277,000, or 1.3% of revenue, for the six-month period ended September 30, 2000 from $109,000, or 3.7% of revenue, for the six-month period ended September 30, 1999.

Marketing and sales

     Marketing and sales expense increased $10,195,000 to $11,647,000, or 53.9% of revenue, during the six-month period ended September 30, 2000 from $1,452,000, or 49.2% of revenue, during the six-month period ended September 30, 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses and advertising costs, including agency fees, trade shows and promotional items. Personnel and related expenses increased $6,444,000 to $7,434,000, or 34.4% of revenue, for the six-month period ended September 30, 2000 from $990,000, or 33.5% of revenue, for the six-month period ended September 30, 1999. Advertising costs increased $2,920,000 to $3,317,000 for the six-month period ended September 30, 2000 from $397,000 for the six-month period ended September 30, 1999. Advertising costs include expenses for advertising, promotional items, trade shows, and fees paid to advertising, public relations and other creative agencies. We increased our marketing and sales personnel to 90 at September 30, 2000 from 26 at September 30, 1999.

Product research and development

     Product research and development expense increased $1,819,000 to $1,885,000 or 8.7% of revenue, during the six-month period ended September 30, 2000 from $66,000, or 2.2% of revenue, during the six-month period ended September 30, 1999. The increase was due primarily to an increase in product research and development personnel and related expenses. Personnel and related expenses increased $1,507,000 to $1,573,000, or 7.3% of revenue for the six-month period ended September 30, 2000 from $66,000, or 2.2% of revenue, for the six-month period ended September 30, 1999. We increased our number of employees in product research and development personnel to 40 at September 30, 2000 from four at September 30, 1999. Facilities and travel expense increased $141,000 and $53,000 respectively, for the six-month period ended September 30, 2000 as a result of our move into a larger facility and an increase in the number of product research and development personnel.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $297,000 for the six-month period ended September 30, 1999 and $125,000 for the six-month period ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $2,204,000 to $2,315,000 for the six-month period ended September 30, 2000 from $111,000 for the six-month period ended September 30, 1999. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in larger cash balances available for investment. During the six-month period ended September 30, 2000, we increased interest expense $974,000 to $986,000 related primarily to equipment acquired under capital leases during the last four quarters.

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

Net loss

     Net loss increased $18,674,000 to $21,231,000 for the six-month period ended September 30, 2000 from $2,557,000 for the six-month period ended September 30, 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

     EBITDA, as defined above, decreased $14,113,000 to negative $16,203,000 for the six-month period ended September 30, 2000 from negative $2,090,000 for the six-month period ended September 30, 1999. The decrease is primarily attributable to costs associated with our growth strategy. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources, will continue to represent a large portion of our expenses during our anticipated expansion. EBITDA for the six-month periods ended September 30, 1999 and 2000 consists of loss from operations of $2,656,000 and $22,560,000 plus depreciation and amortization of $269,000 and $6,222,000 and amortization of unearned stock-based compensation of $297,000 and $125,000, respectively.

Liquidity and Capital Resources

     We have historically financed our operations primarily through sales of equity securities and capital leases. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of September 30, 2000, we had cash and cash equivalents of $9.9 million and investments in marketable securities of $44.3 million.

     Net cash used in our operating activities for the six-month period ended September 30, 2000 was $16.4 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash used in investment activities was $55.3 million for the six-month period ended September 30, 2000 and was comprised of the purchase of marketable debt securities of $44.3 million and purchases of property and equipment of approximately $11.0 million. Our purchases of property and equipment consisted primarily of leasehold improvements, equipment to provide services to our customers and purchases of furniture and equipment for new employees. We acquired $17.8 million in computer and related equipment under capital leases for the six-month period ended September 30, 2000. Net cash used in financing activities was approximately $3.9 million for the six-month period ended September 30, 2000 and consisted primarily of principal payments on our notes payable and capital leases.

     Total borrowings under our notes payable and capital lease obligations as of September 30, 2000 were approximately $30.9 million.

     To help manage short-term liquidity needs without disrupting our investment strategies, in December 1999 we entered into a revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2001 and outstanding balances accrue interest at the bank's base rate. We may borrow up to $2 million under the credit facility but have not borrowed any amounts to date. The facility is secured by all of our equipment that was unencumbered on the date we entered into the facility and all accounts receivable outstanding from time to time. Under certain limited circumstances, we could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

     We believe that our current cash and investment balances should be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. Under our agreement with Level 3 Communications, Inc., which we entered into in July 1999, we are required to purchase at least an additional $9.2 million of bandwidth and colocation services over the next four years. Our quarterly commitment is $300,000 per quarter through July 2001, $400,000 during the next 12 months, $600,000 during the next 12 months and $1.0 million during the final 12 months of the agreement. We anticipate that further expansion of our operations will cause us to continue to incur negative cash flows and, therefore, require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result, we expect to adopt the new guidance as a change in accounting principle effective January 1, 2001. We will change our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB
101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in our financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. Had the company adopted SAB 101 as of April 1, 2000, the effect on revenue in this quarter would not have been material.


Factors Affecting Future Operating Results

     The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

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

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $12.5 million, or negative 101.4% of revenues, for the quarter ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $34.3 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. We are also required to purchase $1.5 million of colocation and bandwidth services, primarily from Level 3, during fiscal 2001, of which we are required to purchase more than $600,000 during the remaining two quarters of fiscal 2001. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, develop our distribution channel, fund research and development, support and improve our operational and financial systems, broaden customer service and support, enhance our hosting and managed services capabilities, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

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

     .    timing and magnitude of capital expenditures and other expenses;

     .    costs relating to operations;

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

     We also currently rely on Level 3 to provide substantially all of the data center capacity that we need to provide our hosting services, and in the future we may be required to purchase most of our data center capacity from Level 3. Further, Level 3 may provide personnel at these data centers to install equipment and assist with support as necessary for us to deliver service in these facilities. If Level 3 fails to provide this data center capacity or perform these services in a timely or effective manner, or at all, we would be required to make alternate arrangements. If demand for colocation space increases, Level 3 may not be able or willing to provide the data center capacity we require to deliver our services. If our relationship with Level 3 is terminated or if Level 3 does not provide the data center capacity that we need, or provide it on acceptable terms, we would be required to seek arrangements with other data center providers or construct our own data centers. We cannot be certain that alternate data center capacity will be available on commercially reasonable terms or at all. We currently rely, and for the foreseeable future will continue to rely, on Level 3 to provide a substantial part of our bandwidth and other networking services. If we are unable to obtain these services from Level 3, we would be required to seek arrangements with other providers of these services, and we cannot be certain that alternate services will be available on commercially reasonable terms or at all.

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

If we are unable to expand our network infrastructure to meet increasing demand for reliable and secure services, we could lose customers and our operating results could suffer.

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

Increased costs associated with our private transit Internet connections could result in the loss of customers or significant increases in operating costs.

     Our private transit Internet connections are more costly than other arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we are unable to access alternative networks to distribute our customers' digital content on a cost-effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

We may not be able to deliver our services and our business may suffer if our third-party suppliers do not provide us with key components of our network infrastructure.

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed during the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through September 30, 2000, we had purchased approximately 1,100 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused disruptions in and impairment of network performance.

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

Our customer base includes a significant number of dot.com businesses that currently face increasing difficulty in obtaining funding to support their operations.

     Many of our customers are Internet-based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit web site operations hosted by us. If this occurs, we could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

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

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet technologies or service offerings or if new Internet technologies or service offerings deployed by us prove to be unreliable, defective or incompatible.

     We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet technologies in the future. If any newly introduced Internet technologies or our service offerings suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications or services deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to offer and deploy new Internet technologies or enhancements of existing technologies, our ability to successfully market our services could be substantially impaired.

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

     We are currently experiencing rapid growth and intend to continue expanding. Since incorporating in August 1997, we have grown to 519 employees at September 30, 2000. We believe that we will need to hire over 250 additional personnel in all areas of our business over the next 12 months. If we do not succeed in attracting and retaining new, qualified personnel and/or retaining our current personnel, our business could suffer. We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We plan to increase our sales force significantly during the next 12 months. Newly-hired employees will require training and it will take time for them to achieve full productivity. Our business requires individuals with significant levels of Internet expertise, in particular to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire enough qualified individuals in the future, newly-hired employees may not achieve necessary levels of productivity and we may need to provide higher compensation to such personnel than we currently anticipate.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

     We believe that our existing capital resources, including the proceeds from our initial public offering in October 1999, will enable us to maintain our current operations for the next 12 months. However, we may require additional funds during or after that 12-month period. In particular, if we expand our existing business plan to focus on growth in international markets or in other ways, we would likely require additional funding. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We could experience system failures that could harm our business and reputation.

     To succeed, we must be able to operate our network management infrastructure around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, intrusion (including hackers), sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located primarily in the Dallas/Ft. Worth, Texas metropolitan area. We are continuing to develop a comprehensive disaster recovery plan and the occurrence of a natural disaster or other unanticipatedproblems at any of the our data centers from which we provide services could result in interruptions in the services we provide to our customers.

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

     Because our hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although our standard terms and conditions disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We could also have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

Our limited ability or failure to protect our intellectual property may adversely affect our ability to compete.

     Third parties may infringe or misappropriate our technology or proprietary rights, which could have an adverse effect on our business, results of operations or financial condition. In addition, our competitors or potential competitors may independently develop technologies that are equivalent or superior to our technology. We rely on a combination of copyright, trademark, service mark and trade secret laws to protect our intellectual property. We have filed federal registrations for the mark "Data Return" and other marks. We also have internally developed software and other tools that are important to our business for which we rely on copyright protection. We have entered into contractual arrangements with some of our employees and contractors as well as suppliers, distributors and some of our customers in order to limit access to, and any disclosure of, our proprietary information. The steps we have taken to protect our intellectual property may be insufficient. We may need to take legal action to protect our intellectual property rights, which could be costly and divert the attention of our technical and management personnel.

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

We may be subject to legal claims in connection with the information disseminated through our network which could have the effect of diverting management's attention and require us to expend significant financial resources.

     We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation which could have the effect of diverting management's attention and require us to expend significant financial resources. Our liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

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

The market for our services in international territories is unproven, and as a result, the revenue generated by any future international operations may not be adequate to offset the expense of establishing and maintaining those operations.

     One component of our strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future international data center or other operations adequate to offset the expense of establishing and maintaining those international operations. Our present international strategy is based upon the creation of alliances with companies that own or operate data centers into which we intend to place our infrastructure and to service our current customers. In the event that are unable to negotiate favorable agreements with such companies, our international strategy will be significantly impaired, curtailed or eliminated.

Because we have international customers and are beginning to operate in foreign markets, our business may be adversely affected by foreign political and economic conditions.

     In fiscal 2000, approximately 4.1% of our revenues were derived from our customers located in Europe and Asia. In addition, we are beginning to operate in London, England. We expect that we will expand our operations in London during fiscal 2001. Our success depends in part on expanding our customer base internationally and our ability to successfully operate from data centers in foreign markets. Because our international sales are denominated in U.S. dollars, currency fluctuations may deter foreign customers from purchasing our services. In addition, we face risks in operating and servicing customers in foreign markets, such as:

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

Our principal shareholders, directors and executive officers currently own approximately 64.9% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

     Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 64.9% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

We have also adopted a shareholders' rights plan that could delay, deter or prevent a change in control of us.

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

     At September 30, 2000, 35,816,633 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     All our customer contracts are currently denominated in United States dollars, and we do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and other investment securities and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operation and cash flows of any reasonably likely changes in interest rates would not be material.

Item 4. Submission of Matters to a Vote of Security Holders

     Matters submitted to a vote at the Annual Meeting of Stockholders held on September 20, 2000 and the results of such meeting are as follows:

                                               Votes                   Votes    Votes       Votes
                                                For                   Against  Withheld   Abstained
                                   ------------------------------     -------  --------   ---------
1.   Election of directors to serve
     until the 2001 Annual Meeting
     of Shareholders.

     Robert Ted Enloe, III                             25,141,783           -   913,049           -

     Election of directors to serve
     until the 2003 Annual Meeting
     of Shareholders.

     Joseph M. Grant                                   25,143,947           -   910,885           -
     Jason A. Lochhead                                 25,100,273           -   954,559           -

2.   Approval to increase the
     number of shares of Common
     Stock authorized for issuance
     under the Company's Long-Term
     Incentive Plan from 5,000,000
     to 9,000,000 shares                               22,411,106   2,863,468         -     780,258

     A majority of the votes present, in person or by proxy, and entitled to vote at the meeting, were cast in favor of the two proposals.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.1     Promissory Note to BankOne Texas, National
                  Association dated July 31, 2000.

         10.2 FIRST AMENDMENT TO CREDIT AGREEMENTdated as of July 31, 2000, by and between DATA RETURN CORPORATION and BANK ONE, TEXAS, NATIONAL ASSOCIATION.

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


                                     Data Return Corporation



Dated: November  13, 2000            By:  /s/ Stuart A. Walker
                                        ----------------------------------------
                                     Stuart A. Walker, Vice President
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer &
                                      Authorized Officer)

                                 EXHIBIT INDEX


                10.1 Promissory Note to BankOne Texas, National Association dated July 31, 2000.

                10.2 FIRST AMENDMENT TO CREDIT AGREEMENTdated as of July 31, 2000, by and between DATA RETURN CORPORATION and BANK ONE, TEXAS, NATIONAL ASSOCIATION.

                27       Financial Data Schedule (1).

-------------------

(1)      Included with EDGAR version only.