Form 10-Q
period 2000-12-31
DATA RETURN CORP
filed 2001-02-14
CIK 1088330

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                             YES  X       NO ____
                                 ---

The registrant had 35,918,581 shares of Common Stock, par value $.001 per share, outstanding as of December 31, 2000.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements                                   Page
                                                                           ----

          Condensed Balance Sheets at March 31, 2000 and
            December 31, 2000 (Unaudited)                                     3

          Condensed Statements of Operations for the three and nine
            months ended December 31, 1999 and 2000 (Unaudited)               4

          Condensed Statements of Cash Flows for the nine months
            ended December 31, 1999 and 2000 (Unaudited)                      5

          Notes to Condensed Financial Statements (Unaudited)                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

          Risk Factors                                                       14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         25

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   26

          Signatures                                                         27

                            Data Return Corporation
                           Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                      March 31,       December 31,
                                                                         2000             2000
                                                                     ----------------------------
                                                                                      (Unaudited)
Assets
Current assets:
   Cash                                                               $ 85,424          $  9,103
   Investment in marketable securities                                       -            23,711
   Accounts receivable, net of allowance for doubtful accounts of $328 and $1,539 at March 31, 2000 and December 31, 2000,
     respectively                                                        5,429             9,355
   Prepaid and other                                                     1,349             2,718
                                                                      --------          --------
Total current assets                                                    92,202            44,887

   Investment in marketable securities                                       -             9,740
   Property and equipment, net                                          22,027            46,083
   Other assets                                                            628             1,089
                                                                      --------          --------
Total assets                                                          $114,857          $101,799
                                                                      ========          ========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $  2,021          $  3,523
   Accrued expenses and other                                            2,205             2,682
   Deferred revenue                                                      2,207             4,667
   Notes payable and capital lease obligations - current                 5,799            11,622
                                                                      --------          --------
Total current liabilities                                               12,232            22,494

Notes payable and capital lease obligations - long term                 11,324            21,275
Commitments and contingencies                                              -                 -
Shareholders' equity:
   Preferred stock, $.001 par value; 20,000 shares
     authorized, none issued or outstanding                                -                 -
   Common stock, $.001 par value; 100,000 shares
     authorized; 35,398 and 35,919 issued and outstanding
     at March 31, and December 31, 2000, respectively                       35                36
   Additional paid-in capital                                          109,718           110,353
   Pre-paid broadband services                                          (5,000)           (5,000)
   Deferred stock compensation                                            (290)             (141)
   Accumulated deficit including comprehensive earnings                (13,162)          (47,218)
                                                                      --------          --------
Total shareholders' equity                                              91,301            58,030
                                                                      --------          --------
Total liabilities and shareholders' equity                            $114,857          $101,799
                                                                      ========          ========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                        Three Months Ended                  Nine Months Ended
                                                            December 31,                       December 31,
                                                    ---------------------------        ----------------------------
                                                       1999             2000              1999             2000
                                                    ---------        ----------        ----------        ----------
Revenues                                            $   3,414        $   14,063        $    6,367        $   35,682

Costs and expenses:
   Cost of revenue                                      3,090            12,781             4,861            33,317
   General and administrative                           1,921             6,511             3,944            16,497
   Marketing and sales                                  1,854             6,292             3,306            17,939
   Product research & development                         166             1,537               232             3,422
   Stock- based compensation                            1,230                25             1,527               150
                                                    ---------        ----------        ----------        ----------
Total costs and expenses                                8,261            27,146            13,870            71,325
                                                    ---------        ----------        ----------        ----------

Loss from operations                                   (4,847)          (13,083)           (7,503)          (35,643)

Other income (expense):
   Interest income                                        892               818             1,003             3,133
   Interest expense                                       (78)             (790)              (90)           (1,776)
                                                    ---------        ----------        ----------        ----------
Net Loss                                            $  (4,033)       $  (13,055)       $   (6,590)       $  (34,286)
                                                    =========        ==========        ==========        ==========

Net loss per common share:

   Basic and diluted                                $   (0.12)       $    (0.36)       $    (0.24)       $    (0.96)
                                                    =========        ==========        ==========        ==========


           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                                                Nine Months Ended December 31,
                                                                               --------------------------------
                                                                                  1999                  2000
                                                                               ----------            ----------
Operating activities:
Net loss                                                                       $   (6,590)           $  (34,286)

Adjustments to reconcile net loss to net cash provided
     by (used in) operations:
   Noncash items included in net loss:
     Depreciation and amortization                                                    912                10,689
     Stock based compensation expense                                               1,527                   149
     Provision for bad debts                                                          234                 2,052
   Changes in assets and liabilities
     Accounts receivable                                                           (2,522)               (5,978)
     Prepaids and other assets                                                     (1,409)                 (651)
     Accounts payable and accrued expenses                                          2,330                 1,979
     Deferred revenue                                                                 867                 2,460
                                                                               ----------            ----------
Net cash provided by (used in) operating activities                                (4,651)              (23,586)

Investing Activities:
     Capital expenditures                                                          (3,311)              (12,935)
     Sale of marketable securities                                                      -               (33,451)
     Restricted cash                                                                  125                     -
                                                                               ----------            ----------
Net cash used in investing activities                                              (3,186)              (46,386)

Financing activities:
     Payments on notes payable and capital lease obligations                          (12)               (6,567)
     Net proceeds from issuance of stock                                           99,787                   218
                                                                               ----------            ----------
Net cash provided by (used in) financing activities                                99,775                (6,349)
                                                                               ----------            ----------

Net increase (decrease) in cash                                                    91,938               (76,321)

     Beginning cash                                                                   843                85,424
                                                                               ----------            ----------
     Ending cash                                                               $   92,781            $    9,103
                                                                               ==========            ==========

1. Organization and Basis of Presentation

Organization

     Data Return Corporation (the "Company") was incorporated in August 1997 under the laws of the State of Texas and commenced operations on September 22, 1997 (inception). The Company primarily provides advanced Microsoft Internet hosting services to businesses, web site developers, application service providers, and other organizations seeking to outsource the deployment, maintenance and support of their web sites. The Company's services include providing, configuring, operating and maintaining the hardware, software and network technologies necessary to implement and support these web sites.

     The Company's advanced Microsoft hosting services enable its customers to establish and maintain e-commerce and other applications through which they can conduct transactions and manage information on a worldwide basis over the Internet.

     The Company's customer serving computer equipment, principally servers, is primarily located in separate facilities owned by one of its vendors. The vendor provides data center facilities and bandwidth connectivity to the Company on a contractual basis.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three- and nine-month periods ended December 31, 2000 are not necessarily an indication of the results that may be expected for the year ending March 31, 2001.

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

2. Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are not considered in the calculation of diluted net loss per share as the Company has incurred a loss for all periods presented and the effect of
common stock equivalents would be anti-dilutive.   Thus, 8,871,662 employee
stock options and 345,910 warrants to acquire shares of common stock are not included in this calculation.

3. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result the Company will adopt the new guidance as a change in accounting principle beginning January 1, 2001. The Company will change its method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with its customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB
101. As a result of the cumulative effect adjustment, which totals approximately $1.7 million, revenue that has previously been recognized in the Company's financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. Had the Company adopted SAB 101 as of April 1, 2000, the effect on revenue in this quarter would not have been material.

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

     As of December 31, 2000, the Company owned approximately $33.5 million of debt securities with maturity dates in fiscal years 2001 and 2002. As available-for-sale securities, the $33.5 million of debt securities is carried on the Company's books at fair value. The Company has an unrealized gain of $231,000, an increase of $113,000 from September 30, 2000, on its available-for-sale securities which is recorded as other comprehensive income in shareholders' equity.

5. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                     March 31, 2000   December 31, 2000
                                                     --------------   -----------------
Electronics and computer equipment................       $20,910           $ 42,962
Computer software.................................         1,397              3,539
Furniture and office equipment....................           792              4,594
Leasehold improvements............................           586              5,284
Other depreciable assets..........................           520              2,122
                                                         -------           --------
                                                          24,205             58,501
Less accumulated depreciation and amortization....        (2,178)           (12,418)
                                                         -------           --------
                                                         $22,027           $ 46,083
                                                         =======           ========

     Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $17,232,000 at March 31, 2000 and $38,592,000 at December 31, 2000, respectively. Related allowances for depreciation and amortization are $1,121,000 and $8,445,000 respectively.

6. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                  March 31, 2000   December 31, 2000
                                                  --------------   -----------------
Professional fees.....................                 $  157            $  152
Accrued payroll.......................                  1,013             1,487
Commissions...........................                    184               190
Other.................................                    851               853
                                                       ------            ------
                                                       $2,205            $2,682
                                                       ======            ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of Data Return should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Form 10-Q and the Data Return Annual Report on Form 10-K for the year ended March 31, 2000.

Forward-Looking Statements

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, changes in the economy in general and changes in the use of the Internet and the viability of Internet-based businesses. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including those set forth in the section of this report entitled "Risk Factors." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

     Our business is rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, may not be meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates, particularly the high rates of growth we experienced in previous quarters, are indicative of future results.

     Currently, we derive substantially all of our revenue from advanced hosting and managed services. Historically, we have also derived a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting and managed services revenues are generated from recurring monthly fees. Substantially all of the remainder is derived from one-time set-up fees for installation and from sales of services, such as time and materials billing and certain lab or consulting services. Revenues are billed on a monthly basis and are recognized as the service is performed.

     Our expenses are comprised of:

     . cost of revenue, which consists primarily of compensation and related expenses for technical operations, broadband services expenses, space in data centers and depreciation of equipment;

     . general and administrative, which consists primarily of compensation and related expenses and occupancy costs;

     . marketing and sales, which consists primarily of compensation and related expenses, advertising expenses and occupancy costs;

     . product research and development, which consists primarily of compensation and related expenses and facilities costs; and

     . stock-based compensation, which relates to employee stock options granted at prices less than fair value.

     We have incurred significant losses since our inception and, as of December 31, 2000, had an accumulated deficit of approximately $47.2 million. We intend to invest heavily in marketing and sales and the continued development of our network infrastructure and technology. We expect to continue to expand our operations and workforce, primarily in the sales and marketing areas. In particular, we intend to continue to expand our existing inside and outside sales forces to develop new sales channels and relationships. We will also continue to expand our network operations, technical support, product research and development and administrative resources. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Results of Operations

Comparison of quarters ended December 31, 1999 and 2000

Revenues

     Our revenues increased $10,649,000 to $14,063,000 for the quarter ended December 31, 2000 from $3,414,000 for the quarter ending December 31, 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed.

Cost of revenue

     Our cost of revenue increased $9,691,000 to $12,781,000, or 90.9% of revenue, for the quarter ended December 31, 2000 from $3,090,000, or 90.5% of revenue, for the quarter ended December 31, 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation and communication and bandwidth expenses. Personnel and related expenses increased approximately $3,860,000 to $5,648,000, or 40.2% of revenue, for the quarter ended December 31, 2000 from $1,788,000, or 52.4% of revenue, for the quarter ended December 31, 1999, as we increased our systems and customer support personnel to 257 at December 31, 2000 from 139 at December 31, 1999. Depreciation expense increased approximately $2,960,000 to $3,479,000 for the quarter ended December 31, 2000, as we added approximately $32.5 million in computer and related equipment since December 31, 1999. Our communication and bandwidth expenses increased $2,201,000 to approximately $2,614,000 for the quarter ended December 31, 2000 from $413,000 for the quarter ended December 31, 1999 to support our increased business activities. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $4,590,000 to $6,511,000, or 46.3% of revenue, during the quarter ended December 31, 2000 from $1,921,000, or 56.3% of revenue, during the quarter ended December 31, 1999. The increase is primarily due to increases in personnel and related expenses, facilities expense, depreciation, bad debt and professional services. Personnel and related expenses increased $1,760,000 to $2,828,000, or 20.1% of revenue, for the quarter ended December 31, 2000 from $1,068,000, or 31.3% of revenue, for the quarter ended December 31, 1999. We increased our number of employees in general and administrative functions to 119 employees at December 31, 2000 from 40 employees at December 31, 1999. Facilities expense increased $623,000 as a result of our move into a larger facility and the growth in general and administrative employees. Depreciation expense increased $470,000 in the quarter ended December 31, 2000, which is a result of increased internal equipment necessary to support the growth of our business. Bad debt expense increased $1,181,000 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated the web site operations hosted by us. We expect our financial results, including bad debt expense, to continue to be negatively impacted by the termination or reduction in service from these businesses. Professional services fees increased approximately $215,000 to $324,000 for the quarter ended December 31, 2000 from $109,000 in the comparable period in 1999.

Marketing and sales

     Marketing and sales expense increased $4,438,000 to $6,292,000, or 44.7% of revenue, during the quarter ended December 31, 2000 from $1,854,000, or 54.3% of revenue, during the quarter ended December 31, 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses, advertising costs, including agency fees, trade shows and promotional items, travel expenses, depreciation expenses, and facilities expenses. Personnel and related expenses increased $2,061,000 to $3,605,000, or 25.6% of revenue, for the quarter ended December 31, 2000 from $1,544,000, or 45.2% of revenue, for the quarter ended December 31, 1999. Advertising costs increased $1,420,000 to $1,561,000 for the quarter ended December 31, 2000 from $141,000 for the quarter ended December 31, 1999. Costs in this category include expenses for advertising, promotional items, trade shows, and fees paid to advertising, public relations and other creative agencies. Travel expenses increased $366,000 for the quarter ended December 31, 2000 as a result of the growth in marketing and sales personnel. Depreciation and facilities expenses increased $226,000 and $183,000, respectively, for the quarter ended December 31, 2000 due to our move into a larger facility. We increased our marketing and sales personnel to 111 at December 31, 2000 from 40 at December 31, 1999.

Product research and development

     Product research and development expense increased $1,371,000 to $1,537,000, or 10.9% of revenue, during the quarter ended December 31, 2000 from $166,000, or 4.9% of revenue, during the quarter ended December 31, 1999. The increase was due primarily to an increase in product research and development personnel and related expenses and facilities costs. Personnel and related expenses increased $1,117,000 to $1,265,000, or 9.0% of revenue for the quarter ended December 31, 2000 from $148,000, or 4.3% of revenue, for the quarter ended December 31, 1999. We increased our number of employees in product research and development to 54 at December 31, 2000 from 10 at December 31, 1999. Facilities costs increased $100,000 for the quarter ended December 31, 2000 as a result of our move into a larger facility and the increase in the number of product research and development employees.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $25,000 for the quarter ended December 31, 2000 and $1,230,000 for the quarter ended December 31, 1999. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents decreased $74,000 to $818,000 for the quarter ended December 31, 2000 from $892,000 for the quarter ended December 31, 1999. This decrease was due primarily to having lower cash balances for investments as cash has been used to fund operating losses. During the quarter ended December 31, 2000, interest expense and other charges increased $712,000 to $790,000 related primarily to equipment acquired under capital leases during the last four quarters. Without other charges, interest expense increased $724,000 to $802,000 for the quarter ended December 31, 2000.

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

Net loss

     Net loss increased $9,022,000 to $13,055,000 for the quarter ended December 31, 2000 from $4,033,000 for the quarter ended December 31, 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

     EBITDA, as defined below, decreased $5,627,000 to negative $8,601,000 for the quarter ended December 31, 2000 from negative $2,974,000 for the quarter ended December 31, 1999. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources, will continue to represent a large portion of our expenses during our anticipated expansion.

     EBITDA for the quarters ended December 31, 1999 and 2000 consists of loss from operations of $4,847,000 and $13,083,000 plus depreciation and amortization of $643,000 and $4,457,000 and amortization of unearned stock-based compensation of $1,230,000 and $25,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

Comparison of nine-month periods ended December 31, 1999 and 2000

Revenues

     Our revenues increased $29,315,000 to $35,682,000 for the nine-month period ended December 31, 2000 from $6,367,000 for the nine-month period ended
December 31, 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed to the increase in revenues.

Cost of revenue

     Our cost of revenue increased $28,456,000 to $33,317,000, or 93.4% of revenue, for the nine-month period ended December 31, 2000 from $4,861,000, or 76.3% of revenue, for the nine-month period ended December 31, 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation, and communication and bandwidth expenses. Personnel and related expenses increased approximately $13,050,000 to $15,697,000, or 44.0% of revenue, for the nine-month period ended December 31, 2000 from $2,647,000, or 41.6% of revenue, for the nine-month period ended December 31, 1999, as we increased our systems and customer support personnel to 257 at December 31, 2000 from 149 at December 31, 1999. Depreciation expense increased approximately $7,766,000 to $8,499,000 for the nine-month period ended December 31, 2000 as we added approximately $32.5 million in computer and related equipment since December 31, 1999. Our communication and bandwidth expenses increased $5,144,000 to approximately $5,933,000 for the nine-month period ended December 31, 2000 from $789,000 for the nine-month period ended December 31, 1999 to support our increased business activities. The remainder of the increase in cost of revenue for the nine months ended December 31, 2000 from the nine months ended December 31, 1999 equals approximately $2,496,000 and includes increases related to facilities expense, equipment costs, travel, and professional services. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $12,553,000 to $16,497,000, or 46.2% of revenue, during the nine-month period ended December 31, 2000 from $3,944,000, or 61.9% of revenue, during the nine-month period ended December 31, 1999. The increase is primarily due to increases in personnel and related expenses, professional services, facilities and insurance expense, depreciation, bad debt and travel. Personnel and related expenses increased $6,122,000 to $8,353,000, or 23.4% of revenue, for the nine-month period ended December 31, 2000 from $2,231,000, or 35.0% of revenue, for the nine-month period ended December 31, 1999. We increased our number of employees in general and administrative functions to 119 employees at December 31, 2000 from 40 employees at December 31, 1999. Professional services increased approximately $1,100,000 to $1,337,000 for the nine-month period ended December 31, 2000 from $237,000 in the comparable period in 1999. Facilities and insurance expense increased $1,337,000 and $351,000, respectively, as a result of our move into a larger facility in August 1999 and the growth in general and administrative employees. Depreciation expense increased $1,125,000 in the nine-month period ended December 31, 2000, which is a result of increased internal equipment necessary to support the growth of our business. Bad debt expense increased $1,761,000 as many of our customers, particularly Internet-based business, ceased operations or reduced or eliminated the web site operations hosted by us and as our customer base and revenues continued to grow. We expect our financial results, including bad debt expense, to continue to be negatively impacted by the termination or reduction in service from these businesses. Travel expenses increased approximately $114,000 to $429,000, or 1.2% of revenue, for the nine-month period ended December 31, 2000 from $315,1000, or 4.9% of revenue, for the nine-month period ended December 31, 1999.

Marketing and sales

     Marketing and sales expense increased $14,633,000 to $17,939,000, or 50.3% of revenue, during the nine-month period ended December 31, 2000 from $3,306,000, or 51.9% of revenue, during the nine-month period ended December 31, 1999. The increase was due primarily to an increase in marketing and sales personnel and related expenses and advertising costs, including agency fees, trade shows and promotional items and travel and facilities expenses. Personnel and related expenses increased $8,505,000 to $11,039,000, or 30.9% of revenue, for the nine-month period ended December 31, 2000 from $2,534,000, or 39.8% of revenue, for the nine-month period ended December 31, 1999. Advertising costs increased $3,780,000 to $4,318,000 for the nine-month period ended December 31, 2000 from $538,000 for the nine-month period ended December 31, 1999. Advertising costs include expenses for advertising, promotional items, trade shows, and fees paid to advertising, public relations and other creative agencies, and printing. Travel expenses increased $1,160,000 for the quarter ended December 31, 2000 as a result of the growth in the marketing and sales personnel. Facilities and depreciation expenses increased $524,000 and $387,000, respectively, for the quarter ended December 31, 2000,due to our move into a larger facility. We increased our marketing and sales personnel to 111 at December 31, 2000 from 40 at December 31, 1999.

Product research and development

     Product research and development expense increased $3,190,000 to $3,422,000, or 9.6% of revenue, during the nine-month period ended December 31, 2000 from $232,000, or 3.6% of revenue, during the nine-month period ended December 31, 1999. The increase was due primarily to an increase in product research and development personnel and related expenses, facilities and travel expenses. Personnel and related expenses increased $2,597,000 to $2,811,000, or 7.9% of revenue for the nine-month period ended December 31, 2000 from $214,000, or 3.4% of revenue, for the nine-month period ended December 31, 1999. We increased our number of employees in product research and development personnel to 54 at December 31, 2000 from 10 at December 31, 1999. Facilities and travel expense increased $241,000 and $78,000 respectively, for the nine-month period ended December 31, 2000 as a result of our move into a larger facility and an increase in the number of product research and development personnel.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $150,000 for the nine-month period ended December 31, 2000 and $1,527,000 for the nine-month period ended December 31, 1999. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $2,130,000 to $3,133,000 for the nine-month period ended December 31, 2000 from $1,003,000 for the nine-month period ended December 31, 1999. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in larger cash balances available for investment. During the nine-month period ended December 31, 2000, interest expense and other charges increased $1,686,000 to $1,776,000 related primarily to equipment acquired under capital leases during the last four quarters. Without other charges, interest expense increased $1,701,000 to $1,791,000 for the nine-month period ended December 31, 2000.

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

Net loss

     Net loss increased $27,696,000 to $34,286,000 for the nine-month period ended December 31, 2000 from $6,590,000 for the nine-month period ended December 31, 1999. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

     EBITDA, as defined above, decreased $19,740,000 to negative $24,804,000 for the nine-month period ended December 31, 2000 from negative $5,064,000 for the nine-month period ended December 31, 1999. The decrease is primarily attributable to costs associated with our growth strategy. Costs associated with our investments in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources, will continue to represent a large portion of our expenses during our anticipated expansion. EBITDA for the nine-month periods ended December 31, 1999 and 2000 consists of loss from operations of $7,503,000 and $35,643,000 plus depreciation and amortization of $912,000 and $10,689,000 and amortization of unearned stock-based compensation of $1,527,000 and $150,000, respectively.

Liquidity and Capital Resources

     We have historically financed our operations primarily through sales of equity securities and capital leases. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of December 31, 2000, we had cash and cash equivalents of $9.1 million and investments in marketable securities of $33.5 million.

     Net cash used in our operating activities for the nine-month period ended December 31, 2000 was $23.6 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash used in investing activities was $46.4 million for the nine-month period ended December 31, 2000 and consisted of the investments in marketable debt securities of $33.5 million and purchases of property and equipment of approximately $13.0 million. Our purchases of property and equipment consisted primarily of leasehold improvements, equipment to provide services to our customers and purchases of furniture and equipment for new employees. We acquired $21.4 million in computer and related equipment under capital leases for the nine-month period ended December 31, 2000. Net cash used in financing activities was approximately $6.3 million for the nine-month period ended December 31, 2000 and consisted primarily of principal payments on our notes payable and capital leases.

     Total borrowings under our notes payable and capital lease obligations as of December 31, 2000 were approximately $32.9 million.

     To help manage short-term liquidity needs without disrupting our investment strategies, in December 1999 we entered into a revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2001 and outstanding balances accrue interest at the bank's base rate. We may borrow up to $2.0 million under the credit facility but have not borrowed any amounts to date. The facility is secured by all of our equipment that was unencumbered on the date we entered into the facility and all accounts receivable outstanding from time to time. Under certain limited circumstances, we could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

     We believe that our current cash and investment balances should be sufficient to meet our working capital and capital expenditure requirements through December 31, 2001. Under our agreement with Level 3 Communications, Inc., which we entered into in July 1999, we are required to purchase at least an additional $8.6 million of bandwidth and colocation services over the next four years. Our quarterly commitment is $300,000 per quarter through July 2001, $400,000 per quarter during the next 12 months, $600,000 per quarter during the next 12 months and $1.0 million per quarter during the final 12 months of the agreement. We anticipate that further expansion of our operations will cause us to continue to incur negative cash flows and, therefore, require us to use our cash and other liquid resources to support our growth. Our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. We have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies. However, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result, we will adopt the new guidance as a change in accounting principle effective January 1, 2001. We will change our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers, generally one year. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment, which totals approximately $1.7 million, revenue that has previously been recognized in our financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. Had the company adopted SAB 101 as of April 1, 2000, the effect on revenue in this quarter would not have been material.

Risk Factors

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

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $13.1 million, or negative 92.8% of revenues, for the quarter ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $47.2 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We are required to purchase $300,000 of colocation and bandwidth services from Level 3 during the last quarter of fiscal 2001 and an additional $1.5 million during fiscal 2002. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, develop our distribution channel, fund research and development, support and improve our operational and financial systems, broaden customer service and support, enhance our hosting and managed services capabilities, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

Our quarterly and annual results may fluctuate, resulting in fluctuations in the price of our common stock.

     Our operating results may fluctuate significantly in the future on a quarterly and annual basis. Because of these fluctuations, comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

     .    size and timing of customer installations and related payments;

     .    fluctuations in data and voice communications costs;

     .    fluctuations in hardware and software costs;

     .    timing and magnitude of capital expenditures and other expenses;

     .    costs relating to operations;

     .    customer retention and satisfaction;

     . termination of customer contracts, some of which can be terminated on 30 days' notice;

     . termination or reduction of services by customers that do not have sufficient funding to continue their operations, either at all or at the level contemplated by our agreements with them;

     .    customer discounts and credits;

     .    changes in our pricing policies or those of our competitors;

     . timing and success of marketing efforts and service introductions by us;

     . economic conditions specific to the hosting industry, as well as general economic conditions; and

     .    timing of our recognition of set-up fees as a result of SAB 101.

We expect that our operating expenses will continue to increase as we further develop our business. If our revenues do not increase as quickly as our expenses, our operating results will suffer.

     For these and other reasons, in future periods our operating results may fall below the expectations of securities analysts or investors, which could result in widely varying stock prices and negatively affect the market price of our common stock.

We rely on our strategic relationship with Level 3, and if this relationship is terminated or deteriorates our business may suffer.

     In July 1999, we entered into a strategic relationship with Level 3. Level 3 is a communications and information services company that is building an advanced facilities-based communications network through which it provides colocation, Internet connectivity and other services. As part of our relationship, we have committed to purchase a fixed amount of services and Level 3, including, among other things, bandwidth, colocation space, and installation and maintenance services, over the next five years. We will incur these expenses even if anticipated increases in sales do not materialize or, in some circumstances, if the agreement is terminated. We have also agreed that if Level 3 is capable of providing the services we request, and if those services are substantially similar to other services that we purchase, we will purchase 75% of these services from Level 3 from July 2000 through December 2000 and 90% of these services from Level 3 from January 2001 through June 2004. We are required to purchase these services from Level 3 even if these services are available at lower prices from alternative vendors. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3.

     We also currently rely on Level 3 to provide substantially all of the data center capacity that we need to provide our hosting services, and in the future we may be required to purchase most of our data center capacity from Level 3. Further, Level 3 may provide personnel at these data centers to install equipment and assist with support as necessary for us to deliver service in these facilities. If Level 3 fails to provide this data center capacity or perform these services in a timely or effective manner, or at all, we would be required to make alternate arrangements. If demand for colocation space increases, Level 3 may not be able or willing to provide the data center capacity we require to deliver our services. If our relationship with Level 3 is terminated or if Level 3 does not provide the data center capacity that we need, or provide it on acceptable terms, we would be required to seek arrangements with other data center providers or construct our own data centers. We cannot be certain that alternate data center capacity will be available on commercially reasonable terms or at all. We currently rely, and for the foreseeable future will continue to rely, on Level 3 to provide a substantial part of our bandwidth and other networking services. If we were not able to obtain these services from Level 3, we would be required to seek arrangements with other providers of these services, and we cannot be certain that alternate services will be available on commercially reasonable terms or at all.

Our success depends on Microsoft's continued success, and the loss or deterioration of our relationship with Microsoft could harm our business and have an adverse impact on our revenues.

     We focus on advanced hosting services for Microsoft-based Internet technologies. If these technologies are not widely used building blocks for advanced Internet sites in the future, the demand for our services would decrease and our business would be adversely affected. The final outcome of the antitrust case against Microsoft is uncertain, but the outcome could cause the acceptance of Microsoft products to decrease. Except for our relationship with Microsoft as a customer, and under the Development, License, and Co-Marketing Agreement, our relationship with Microsoft is generally informal. We believe this relationship provides us with access to developments in Microsoft products before they are generally available, which allows us to maintain and enhance our technical expertise. If our relationship with Microsoft deteriorates or if we lose some of the status or privileges we currently enjoy, our technical expertise could be adversely affected. Our ability to market our services as a provider of advanced hosting services for Microsoft-based Internet technologies would also be adversely affected if Microsoft does not continue to confer certifications and designations on us, or changes our current certifications and designations or ceases to be our customer. We do not have a written agreement with Microsoft relating to all of these certifications or designations. Some of our competitors also have received these certifications and designations. Microsoft generally confers these certifications unilaterally and in its sole discretion and could change them at any time. We cannot be certain that we will continue to enjoy them.

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

     Our success partly depends upon the capacity, reliability and security of our network infrastructure, including the capacity leased from our network suppliers. Our network currently delivers service through Level 3, InterNap, AT&T, GTE, Netcom/Mindspring, PSINet, Qwest, Verio, MCI WorldCom, Inc., including UUNET Technologies, Inc., Sprint Corporation, Digex, Incorporated, Cable & Wireless plc and SAVVIS Communications Enterprises, LLC. Some of these suppliers are also our competitors. In the future, we will be required to purchase most of our network capacity from Level 3 to the extent that it provides capacity that is substantially similar to the capacity of other providers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. As our customers' usage of telecommunications capacity increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. We monitor all network links to prevent their being utilized in excess of their recommended capacity. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

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

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed during the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through December 31, 2000, we had purchased approximately 1,600 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused disruptions in and impairment of network performance.

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

Our customer base includes a significant number of businesses that currently face increasing difficulty in obtaining funding to support their operations.

     Many of our customers are businesses; including Internet-based businesses, that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. Many of these customers have ceased or reduced their operations, and it is has become increasingly difficult for us to collect revenues from these businesses. If the market for technology and Internet based businesses is not supported by the private and public investors who have funded these customers, we face the risk that these customers may cease, curtail or limit web site operations hosted by us. If this continues to occur, we could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order
to preserve and grow our revenue.   If we are successful in increasing sales to
other businesses, we will incur the expenses associated with these new customers, such as sales and marketing expenses, including commissions, and implementation costs. As a result, to preserve and grow our revenue, we will have to increase sales by substantially more than the amount of lost revenue.

We may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

     Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These characteristics are magnified by the growth of the Internet and the intense competition in our industry. We are also subject to risks from technological changes in the way hosting solutions are marketed and delivered. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. In addition, our internal costs to provide service to our customers could be adversely affected. Our business would suffer if we fail to respond to these changes in a timely and cost-effective manner or at all. Our business will suffer if Internet usage does not continue to increase or if the Internet fails to perform reliably.

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

     Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has increased rapidly. Our success depends in large part on continued growth in the use of the Internet. In addition, our business plan anticipates significant growth in the web site hosting and application hosting markets. The growth of the Internet, including the web site hosting and application hosting markets, is subject to a high level of uncertainty and Internet usage and growth may be inhibited for a number of reasons, such as:

  .  inadequate network infrastructure;

  .  security concerns, including viruses and denial of service attacks;

  . uncertainty of legal and regulatory issues concerning the use of the Internet;

  .  inconsistent quality of service;

  . the inability of Internet-based businesses to develop and maintain successful business models;

  .  failure of Internet-based businesses;

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

We may not be able to successfully sustain our growth if we are unable to retain and attract highly skilled personnel.

     We have experienced rapid growth and intend to continue to expand our operations. Since incorporating in August 1997, we have grown to 541 employees at December 31, 2000. If we do not succeed in retaining and attracting qualified personnel, including our current personnel, our business could suffer. We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. Newly-hired employees will require training and it will take time for them to achieve full productivity. Our business requires individuals with significant levels of Internet expertise, in particular to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire enough qualified individuals in the future, newly-hired employees may not achieve necessary levels of productivity and we may need to provide higher compensation to such personnel than we currently anticipate. If any of these events occurs, our operations and financial results could be adversely affected.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

     We believe that our existing capital resources, including the remaining proceeds from our initial public offering in October 1999 and the amounts available under our capital lease facilities, will enable us to maintain our current operations through December 31, 2001. However, we may require additional funds during or after that period. In particular, if we expand our existing business plan to focus on growth in international markets or in other ways, we would likely require additional funding. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We could experience system failures that could harm our business and reputation.

     To succeed, we must be able to operate our network management infrastructure without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, intrusion (including hackers), sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located primarily in the Dallas/Ft. Worth, Texas metropolitan area. We are continuing to develop a comprehensive disaster recovery plan and the occurrence of a natural disaster or other unanticipated problems at any of the our data centers from which we provide services could result in interruptions in the services we provide to our customers.

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

  . cause customers or end users to seek damages or service credits for losses incurred;

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

     Unauthorized access, computer viruses, denial of service attacks, accidents, misconduct resulting in disruptions and other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by breaches. We work with Level 3 and other colocation vendors to protect our equipment and hardware against breaches in physical security and with other vendors of software and hardware to protect other breaches in security. We cannot be certain that they will provide adequate security. We have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Data Return or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Data Return passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

Providing services to customers with mission-critical web sites and web-based applications could potentially expose us to lawsuits for customers' lost profits or other damages.

     Because our hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although many of our contracts disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We could also have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

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

     The success of our business depends on the growth of the Internet. Laws and regulations directly applicable to commerce or communications over the Internet are becoming increasingly prevalent. However, the law of the Internet remains largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business if they impose a direct cost on us or if they curtail the growth of the Internet. If liability for materials carried on or disseminated through their systems is imposed on service providers, we would make efforts to implement measures to reduce our exposure to such liability. Such measures could require us to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention to liability issues, as a result of lawsuits, legislation and legislative proposals, could divert management attention, result in unanticipated expenses and harm our business. If legislation is adopted in the U.S. or internationally that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet, our business would suffer.

We may be subject to legal claims in connection with the information disseminated through our network which could have the effect of diverting management's attention and require us to expend significant financial resources.

     We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation which could have the effect of diverting management's attention and require us to expend significant financial resources. Our liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed or claimed.

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

     We depend on the continued service of our key technical, sales and senior management personnel, including Sunny C. Vanderbeck, our Chairman and Chief Executive Officer, and Michelle R. Chambers, our President and Chief Operating Officer. We have entered into employment agreements with Mr. Vanderbeck and Ms. Chambers expiring in June 2002, but any of our officers or employees can quit at any time. Losing one or more of our key employees could harm our business.

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

  Some of our competitors may be able to provide their customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to consolidate in the near future, which could result in increased competition, including price competition.

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

     One component of our strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future operations adequate to offset the expense of establishing and maintaining those international operations. Our present international strategy is based upon the creation of alliances with companies that own or operate data centers into which we intend to place our infrastructure and to service customers. In the event that are unable to negotiate favorable agreements with such companies, our international strategy will be significantly impaired, curtailed or eliminated.

Because we have international customers and are beginning to operate in foreign markets, our business may be adversely affected by foreign political and economic conditions.

     In fiscal 2000, approximately 4.1% of our revenues were derived from our customers located in Europe and Asia. In addition, we are beginning to operate in London, England. We expect that we will expand our operations in

London during 2001. Our success depends in part on expanding our customer base internationally and our ability to successfully operate from data centers in foreign markets. Because our international sales are denominated in U.S. dollars, currency fluctuations may deter foreign customers from purchasing our services. In addition, we face risks in operating and servicing customers in foreign markets, such as:

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

     We have used and intend generally to continue to use the net proceeds from our October 1999 initial public offering to fund our capital expenditures and for working capital and other general corporate purposes. We may also acquire or make investments in other businesses, products, services or technologies and, if we do, we may not be able to make those acquisitions or investments on commercially acceptable terms or we could have difficulty assimilating and integrating any acquired businesses, technologies, services or products. We have not yet determined all expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Our management has significant flexibility in applying the net proceeds of our initial public offering. We cannot be certain that our use of the proceeds will yield a favorable return.

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

     At December 31, 2000, 35,918,581 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

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

     None

(b)  Reports on Form 8-K:

     None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Data Return Corporation



Dated: February 13, 2000             By: /s/ Stuart A. Walker
                                         ---------------------------------------
                                             Stuart A. Walker, Vice President
                                             Chief Financial Officer
                                             (Principal Financial & Accounting
                                             Officer & Authorized Officer)