Form 10-K
period 2001-03-31
DATA RETURN CORP
filed 2001-06-29
CIK 1088330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended March 31, 2001

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of Common Stock held by non-affiliates as of June 27, 2001: $23,789,112

   Number of shares of Common Stock outstanding as of June 27, 2001: 36,043,550

                      DOCUMENTS INCORPORATED BY REFERENCE

   Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


   (1)    Proxy statement for the 2001 annual meeting of shareholders - Part III

                               TABLE OF CONTENTS

----------------------------------------------------------------------------------------------------------------
PART          ITEM 1.  BUSINESS.........................................................................  2
 I            ITEM 2.  PROPERTIES.......................................................................  8
              ITEM 3.  LEGAL PROCEEDINGS................................................................  9
              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       EXECUTIVE OFFICERS OF THE REGISTRANT.............................................  9
----------------------------------------------------------------------------------------------------------------
PART          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
 II                    MATTERS.......................................................................... 11
              ITEM 6.  SELECTED FINANCIAL DATA.......................................................... 12
              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS....................................................................... 13

                       RISK FACTORS..................................................................... 20
              ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK................................................................ 32

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................... 32
              ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                       DISCLOSURE....................................................................... 32
----------------------------------------------------------------------------------------------------------------
PART          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................... 33
III           ITEM 11  EXECUTIVE COMPENSATION........................................................... 33
              ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................... 33
              ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................................. 33
----------------------------------------------------------------------------------------------------------------
PART          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
 IV                    ON FORM 8-K...................................................................... 33
              SIGNATURES................................................................................ 36

                                   FORM 10-K

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, changes in the economy in general and changes in the use of the Internet, the demand for our services and the viability of Internet-based businesses. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including those set forth in the section of this report entitled "Risk Factors." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

                                    PART I

ITEM 1.   BUSINESS

Our Company

     Data Return provides advanced managed hosting services based on Microsoft technologies. We provide these services to businesses seeking to outsource the deployment, maintenance and support of their complex web sites. Our services include providing, configuring, operating and maintaining the hardware, software and network technologies necessary to implement and support these web sites.
We also offer additional services options, such as scalability and architecture testing, storage solutions and a suite of security services, including firewalls.

     Data Return was incorporated in August 1997 by three former Microsoft product support engineers, and, as of March 31, 2001, hosted applications for approximately 800 customers across many industries. Our customers range in size from large Fortune 500 companies to smaller businesses, both conventional and web-based. Our customers include Compaq, H&R Block, Microsoft, RadioShack.com, Texas Instruments and The World Bank. Our advanced hosting services are designed for customers deploying sophisticated, high-end Internet applications that require a professionally-managed environment incorporating high performance network access, advanced system monitoring and technical support in secure, fault-tolerant facilities.

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

   Scalable Deployment Architecture

     Our customers require system architecture that is flexible and can be expanded to meet increasing demand. We offer scalable deployment architecture for the Microsoft platform that enables customers to migrate to more robust service offerings, such as high-end multi-server clustered solutions and clustering across multiple data centers, as their site traffic grows. The flexibility of this architecture allows us to offer a wide range of hosting solutions to our customers.

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

   Pre-Packaged Solutions for Advanced Hosting

     We have standardized our services into packages with defined pricing and feature sets that can be used stand-alone or as components in a larger solution. These solutions include hardware, maintenance and network connectivity. We believe these pre-packaged solutions provide a more complete alternative than colocation. Colocation arrangements typically involve a vendor supplying space for the server and Internet connections and some level of professional services, often on an hourly basis. With colocation, the customer is usually responsible for defining and implementing the deployment architecture. Our pre-packaged solutions enable our customers to outsource these responsibilities to us for their Internet, extranet or intranet applications.

Our Services

     We package our hosting services into standardized, definable product offerings that we believe include features desired by a wide range of customers from Fortune 2000 companies to smaller, web-focused businesses. Our services are designed to be comprehensive in terms of feature sets and to address our customers' outsourcing needs for a wide variety of requirements, including:

     .    customers accessing public web sites on the Internet;

     .    employees accessing private web sites through intranets; and

     . partners and other designated user groups accessing private or public web sites through extranets.

   Offerings

     Our advanced Microsoft hosting services allow us to support the Internet, intranets and extranets for both commercially developed applications and custom-developed applications. To address this wide variety of customer requirements, we have developed three distinct categories within our service family - clustered, dedicated and shared. We also offer a variety of additional services such as firewalls and other security services, private circuits, data storage offerings, and a scalability center that includes architecture, testing and stress labs. We also offer just the managed services portion of our hosting solution to some of our customers. Under these arrangements, we provide the monitoring, maintenance and management of the infrastructure and the customer provides its own servers, colocation and bandwidth. We can also provide these services from the data centers of other providers or in our customers' data centers. For example, we are currently providing managed services for customers in Exodus and AboveNet facilities. Because it leverages our expertise in Microsoft technologies we believe that this offering is a natural extension of our traditional hosting services.

       Clustered Hosting Services. For customers that deploy e-commerce enabled or other business-critical applications and expect high traffic volumes or require a high level of availability for their applications, we have developed a family of clustered hosting services, including multi-site clusters. Our clustered service plans distribute content and functionality across multiple servers or, in the case of multi-site clusters, across multiple data centers. This technology allows our customers' applications to scale beyond a single server or data center. Additionally, our clustering services are designed to allow our customers' business-critical applications to continue operating in the event a server fails. These services are designed to provide enhanced system performance and system reliability for application and database services.

       Dedicated Hosting Services. Dedicated hosting services are designed for customers with complex requirements and high traffic volumes who are seeking greater control over the server environment but who do not require clustered servers. Our dedicated service plans provide each customer with its own server. These service plans offer a number of advantages over shared hosting packages, including:

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

Customers

     We typically provide hosting services directly to end user customers, both traditional enterprises and internet-focused businesses. However, we also provide hosting services to application service providers, web site development firms and other organizations that bundle our solution with a service or product they provide to their end user customers. Our customers are located primarily in North America and Europe. As of March 31, 2001, we hosted applications for approximately 800 customers ranging from Fortune 500 companies and small- and medium-sized businesses to start-up businesses, including Internet-focused businesses. Our top customers based on their monthly recurring revenue at the end of fiscal 2001 include:


     Goldpocket Interactive             Texas Instruments
     H & R Block                        Compaq
     Microsoft                          Opus-i
     Radio Shack                        InformIT.com
     Denguri                            Codigent.com
     Houston Street Exchange            Fallon Interactive (bmwusa.com and
     Americredit                        bmwfilms.com)
     Portum Gmbh                        Global Risk Exchange
                                        iVita Corporation


     During fiscal 2001, Goldpocket Interactive, Inc. accounted for 18% of revenue. Our results of operations will be adversely affected if we lose the revenues we expect to be generated by this customer. No other customer accounted for 10% or more of revenue during fiscal 2001, 2000 or 1999.

Key Relationships

   Level 3

     We entered into a five-year relationship with Level 3 in July 1999. This strategic relationship allows us to leverage our advanced hosting and managed application services with their U.S. data center infrastructure. We have agreed that if Level 3 can provide substantially similar services to those we request we will purchase 90% of these services from Level 3 through June 2004. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3. Under our agreement with Level 3, we are required to purchase at least an additional $8.3 million of bandwidth and colocation services over the next four years. Our quarterly commitment is $300,000 per quarter through July 2001, $400,000 per quarter during the next 12 months, $600,000 per quarter during the next 12 months and $1.0 million per quarter during the final 12 months of the agreement. During fiscal 2001, we exceeded our purchase commitment to Level 3. The prices we will pay Level 3 for the services over the term of our agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. Level 3 can terminate our agreement if we default and do not cure the default within 30 days of notice or upon a change of control that results in Data Return being owned by a competitor of Level 3. Level 3 has acquired 1,952,940 shares of our common stock in exchange for $5.0 million in credit for future bandwidth purchases in excess of our quarterly purchase
commitment.   During the fourth quarter of fiscal 2001, the first quarter in which we were eligible to utilize this credit, we utilized $406,000 of the credit.

   Compaq

     We use Compaq servers to provide the hardware platform for our advanced hosting services. Our relationship with Compaq provides direct contact with product development engineers and management at multiple levels within the Compaq organization. In July 1999, we entered into a three-year agreement with Compaq under which we agreed to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. We are required to purchase these servers only if Compaq provides financing for the servers on competitive terms, if the price, performance and quality of the Compaq servers is reasonably satisfactory to us and if Compaq commits to deliver these servers on the schedule we request. Through March 31, 2001, we had purchased approximately 1,800 servers under this agreement. Compaq also owns 1,171,764 shares of our common stock.

   Microsoft

     In September 1999, we entered into a development, license and co-marketing agreement with Microsoft. Under this agreement we licensed proprietary installation tools for third-party hosted applications to Microsoft. Microsoft owns 454,546 shares of our common stock and a warrant to acquire an additional 340,910 shares of our common stock at an exercise price of $11 per share.

     We are recognized by Microsoft as one of the leading providers of advanced hosting services on the Microsoft platform. We were named the Microsoft Windows 2000 Global Hosting Partner of the Year. We believe that one of our key competitive advantages is the level of customer service and support that we can provide as a result of our relationship. However, except for our relationship with Microsoft under this development, license and co-marketing agreement, we do not have an agreement with Microsoft to continue our relationship, and Microsoft could discontinue its relationship with us at any time.

Marketing and Sales

     Our marketing efforts are primarily focused on building the Data Return brand while generating demand for our services. We devote most of our marketing resources to direct mail and telemarketing targeted at Information Technology decision-makers and advertising in magazines targeted at developers and information service professionals. We also advertise online and exhibit at trade shows and conferences.

     Our sales force included 25 quota-bearing sales representatives at March 31, 2001. Each outside salesperson's territory included one or more Level 3 U.S. gateways. We intend to continue to expand our sales force.

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

     All systems are monitored and maintained on a 24 hours a day, seven days a week, or 24x7, basis. We provide business-critical customer support on a 24x7 basis. We also provide customer support for other issues from 9AM-8PM Central time Monday through Friday and 9PM-6PM Saturday and Sunday via both telephone and electronic request forms. Response times are published on our support web
site and are prioritized according to severity levels.   We have also created
dedicated support teams that are available on a 24x7 basis to customers with especially complex deployments. These dedicated support teams provide a direct line of communication for our customers, which we believe provides a superior level of service.

     We also have developed a web-based customer care application, called the Customer Service Center, or CSC. Customers can access specific information about their application through the CSC, including application availability and performance, incident histories, account balances and payment histories and scheduled maintenance. Customers can also use the CSC to notify us of upcoming events or changes to their configuration.

Infrastructure

     We use a platform that is comprised mostly of Internet-related software products running on Microsoft's Windows 2000 and NT operating systems and Compaq servers. We primarily use F5 clustering switches and load balancers along with Cisco switches and routers to connect our servers to the Internet. By focusing on standard platforms, we gain efficiency and effectiveness in terms of training, documentation, spare parts and overall support. We also maintain some hosting services running on other software platforms. In addition, we support application level services such as BizTalk, SQL Server, Application Center, Active Server Pages and Commerce Server. Specifically, our infrastructure consists of the following key elements:

      .   secure, carrier-class data centers;

      .   a scalable server platform;

      .   automated deployment processes;

      .   monitoring and systems management; and

      .   advanced high performance network.

   Secure, Carrier-Class Data Centers

     Our primary data center is located within Level 3's Dallas gateway. Security for the data center is provided with a guard and entry restriction via access device. Power to the building is provided by redundant connections from separate transformers. The data center is also equipped with fire suppressant systems, environmental control systems and redundant networking hardware. The Level 3 facility provides us with access to Level 3's worldwide IP network. We also offer hosting services from other Level 3 gateways and provide managed services to customers in data centers of other providers. During fiscal 2001, we expanded our presence to Level 3 gateways in New York and London.

   A Scalable Server Platform

     Our standard platform for service delivery uses Compaq servers. These servers generally run the Windows 2000 or NT operating system along with various application software, such as Microsoft SQL Server or Microsoft Internet Information Server. Compaq's Distributed Internet Server Array (DISA) architecture leverages the clustering and load balancing features of the Windows 2000 or Windows NT server platforms. This architecture enables us to support scalable, highly-available Internet-enabled applications. In addition, by focusing on standard platforms, we believe that we can gain efficiency and effectiveness in terms of training, documentation, spare parts and overall support.

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

   Monitoring and Systems Management

     We combine commercial tools and internally built applications to provide monitoring, analysis and reporting of application, service and hardware performance on a 24x7 basis. Systems administration and management is remotely performed using an interface that encrypts all client-server communication with an encryption algorithm for added security. Additionally, we offer a customer control panel, which provides a standard user interface that allows customers to perform the most commonly performed web site administrative tasks. The customer control panel also allows customers to electronically submit more advanced administrative tasks and support requests to our service and support group.

   Advanced High Performance Network

     We have based our network hardware on Cisco and F5 technologies. Our network consists of multiple, diverse connections to the Internet that currently provide us with local access to multiple leading backbone providers. These multiple connections allow us to increase both performance and reliability by routing traffic over private connections to bypass congested public exchange points such as the Metropolitan Area Exchanges and Network Access Points. In addition to increased performance, our network architecture reduces our dependency on any one network provider, increasing network availability for our customers. Our network security solutions include firewalls, encryption techniques, virtual private networks and other security technologies and techniques.

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

      . technical expertise in developing and delivering advanced hosting solutions;

      . quality of service, including network capability, scalability, reliability and functionality;

      .   customer service;

      .   number and quality of sales personnel;

      .   variety of services and products offered;

      .   price;

      .   brand name recognition;

      .   Internet system engineering and technical expertise;

      .   timing of introductions of value-added services and products;

      .   network security;

      .   relationships with partners; and

      .   financial resources.

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

      . systems integrators and large information technology outsourcing companies;

      .   multimedia hosting companies; and

      .   other hardware, software and technology companies.

     Our competitors may operate in one or more of these areas and include companies such as AboveNet, AT&T, British Telecommunications, Cable & Wireless, Concentric Network, Critical Path, Dell, Digex, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, Genuity, IBM, Intel, Interliant, Level 3, Loudcloud, MCI WorldCom (including UUNET), Navisite, PSINet, Qwest Communications International, Usinternetworking, USWeb/CKS Group, Verio and Yahoo!

Employees

     As of March 31, 2001, we had 531 employees (see "Part II, Item 4, Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent Developments"). None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

2.   PROPERTIES

     Our corporate headquarters are currently located in Irving, Texas and consist of approximately 168,438 square feet of office space of which the majority is leased until May 31, 2003 with the remaining space expiring May 31, 2006. We also have an office in Dallas, Texas, consisting of 10,500 square feet of office space that is leased until May 31, 2004.

ITEM 3.   LEGAL PROCEEDINGS

     We do not believe that we are subject to any pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers:

     Name                                          Age                              Position
 --------------                                    ---                        ----------------------
Sunny C. Vanderbeck............................... 28      Chairman of the Board and Chief Executive Officer
Michelle R. Chambers.............................. 32      President and Director
Robert A. Prosen.................................. 46      Chief Operating Officer
Michael S. Shiff.................................. 47      Executive Vice President
Kenneth S. Garber................................. 47      Senior Vice President - Marketing, Sales and Business
                                                           Development
Alonso M. Perales................................. 45      Senior Vice President - Operations
J. Todd Steitle................................... 35      Senior Vice President  - Product Development
Stuart A. Walker.................................. 36      Senior Vice President  - Chief Financial Officer and
                                                           Treasurer

     Sunny C. Vanderbeck, a co-founder of the Company, has served as Chairman and Chief Executive Officer since our incorporation in August 1997. Before founding Data Return, from July 1996 to January 1997, Mr. Vanderbeck was a technical product manager and Lead Internet/Intranet Consultant for Software Spectrum, a reseller of Microsoft products. From May 1995 to June 1996, while employed by Software Spectrum, Mr. Vanderbeck served as an independent consultant to Microsoft where he served as a team leader for Microsoft Messaging products and as a product support engineer. From July 1994 to May 1995, Mr. Vanderbeck was an independent consultant. From 1990 to 1994, Mr. Vanderbeck served as a Section Leader in the 2nd Ranger Battalion, a U.S. Army Special Operations unit.

     Michelle R. Chambers, a co-founder of the Company, has served as President and a director since our inception and served as Chief Operating Officer from April 1998 until March 2001. Before founding Data Return, from October 1996 to March 1997, Ms. Chambers was a Consultant at Microsoft, where she was a member of the Microsoft Consulting team responsible for the design and development of the migration plan for Audionet's (now Yahoo! Broadcast) platform conversion from Unix to Windows NT. Prior thereto, Ms. Chambers served as a product support engineer at Microsoft from February 1995 to October 1996, and was the Corporate E-mail Coordinator for Arco Exploration and Production Technology from August 1993 to February 1995. Ms. Chambers is a Microsoft Certified Systems Engineer.

     Robert A. Prosen has served as Chief Operating Officer since March 2001 and served as Senior Vice President - Operations from May 2000 until March 2001. Prior to joining Data Return, Mr. Prosen served as Senior Vice President of Sabre Technology Solutions, from 1997 to May 2000 where he led the Americas Region to become Sabre's top performing business unit. Before joining The Sabre Group, Mr. Prosen was Vice President of Professional Services at Hitachi Data Systems from 1995 to 1997, where he planned and directed business operations and technology planning, as well as network and year 2000 consulting. Prior to this, from 1993 to 1995, he served as managing partner of Professional Services for AT&T Global Information Solutions (currently NCR). His accomplishments at AT&T include building a nationally recognized management and technology consulting practice that offered services such as network and architecture consulting, program management, solutions engineering, and systems integration. Mr. Prosen also held various management positions with AT&T and Sprint in operations, sales, human resources, engineering, customer service, information systems and financial planning.

     Michael S. Shiff has served as Executive Vice President since April 2001 and served as Senior Vice President - Marketing, Sales and Business Development from June 1999 to April 2001. Mr. Shiff also previously served as Vice President - Marketing, Sales and Business Development from March 1998 to June 1999. Mr. Shiff served as

President of MicroVision Medical Systems, a manufacturer of medical imaging systems, from April 1996 to December 1996. From April 1993 to November 1995, Mr. Shiff was Vice President of Sales for Kodak Health Imaging Systems, a manufacturer of medical imaging systems. He also served as Vice President of Marketing and Sales for Vortech Data, a manufacturer of medical imaging systems, from March 1989 until Vortech's acquisition by Eastman Kodak in March 1993. Prior thereto, Mr. Shiff was Director of Strategic Sales Development for Hughes Network Systems, a manufacturer of telecommunications systems, and was Domestic Marketing Manager for the Satellite Communications Group of M/A-COM Telecommunications, a manufacturer of telecommunications systems, which was acquired by Hughes Aircraft.

     Kenneth S. Garber has served as served as Senior Vice President -Marketing, Sales and Business Development since April 2001 and prior to that served as Vice President - Worldwide Sales from October 2000. Mr. Garber also served as Vice President Sales from June 1999 to October 2000. From March 1996 to May 1999, Mr. Garber was Vice President of Sales and Business Development for Chroma Vision Medical Systems, Inc., a manufacturer of medical imaging systems. Prior to that, Mr. Garber served as Vice President and General Manager of the Imagelink Business Unit for Kodak Health Imaging Systems from 1994 to March 1996. Previously, Mr. Garber held various marketing and sales positions with Vortech Data, Hughes Network Systems, Satellite Business Systems and Federal Data Corporation.

     Alonso M. Perales has been Senior Vice President - Operations since March 2001 and served as Vice President - Service and Support from December 2000 until March 2001. Mr. Perales joined Data Return from Microsoft Corporation, where for the previous five years he had directed product support services for the Central United States, Canada, Latin America and the South Pacific regions. Prior to his tenure with Microsoft, Mr. Perales was a principal in Expert Business Systems, a software development and consulting company. Mr. Perales also spent 12 years in various management roles with IBM.

     J. Todd Steitle has served as served as Senior Vice President - Product Development since March 2001 and served as Vice President - Marketing Communications from June 1999 to March 2001. Previously, he served as our Director of Marketing from May 1998 to June 1999. Before joining Data Return, Mr. Steitle held various sales and marketing positions for the Tools Division of Sybase Corporation, formerly Powersoft Corporation, a software company, from May 1996 to May 1998. From September 1994 to May 1996, Mr. Steitle served as Manager of Business Development for Kodak Health Imaging Systems. Previously, Mr. Steitle held various marketing and sales positions for Apple Computer Corporation.

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


Quarter                         High               Low
--------------------------------------------------------------------------------

Year Ending March 31, 2001:
      Fourth Quarter           $ 9.81             $ 2.56
      Third Quarter            $19.94             $ 3.38
      Second Quarter           $37.75             $15.50
      First Quarter            $41.63             $13.25

Year Ending March 31, 2000:
      Fourth Quarter           $94.25             $36.50
      Third Quarter            $67.13             $13.75


   As of June 27, 2001, we had 100 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

   We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           Years ended March 31,                     Period From
                                                           ---------------------
                                                                                                    September 22,
                                                                                                        1997
                                                                                                   (inception) to
                                                   2001            2000             1999           March 31, 1998
                                                   ----            ----             ----           --------------
                                                                   (dollars in thousands)
Statements of Operations Data:
Revenues.......................................  $ 50,068        $ 11,833          $ 1,889            $   336
Costs and expenses:
  Cost of revenue..............................    45,444           9,277            1,105                198
  General and administrative...................    23,418           7,575            1,061                230
  Marketing and sales..........................    24,492           6,212              663                 39
  Product research and development.............     4,778             548                2                  0
  Stock-based compensation.....................       171           1,779              349                 61
                                                 --------        --------          -------            -------
Total costs and expenses.......................    98,303          25,391            3,180                528
                                                 --------        --------          -------            -------
Loss from operations...........................   (48,235)        (13,558)          (1,291)              (192)
Other income, net..............................     1,083           1,870                7                  2
                                                 --------        --------          -------            -------
Loss before cumulative effect of change in
accounting principle...........................  $(47,152)       $(11,688)         $(1,284)           $  (190)
Cumulative effect of change in accounting
principle......................................  $ (1,626)       $      0          $     0            $     0
                                                 --------        --------          -------            -------
Net loss.......................................  $(48,778)       $(11,688)         $(1,284)           $  (190)
                                                 ========        ========          =======            =======
Net loss per common share before
cumulative effect of change in accounting
principle......................................  $  (1.32)       $  (0.40)         $ (0.07)           $ (0.01)
                                                 ========        ========          =======            =======
Net loss per common share after................
cumulative effect of change in accounting
principle......................................  $  (1.37)       $  (0.40)         $ (0.07)           $ (0.01)
                                                 ========        ========          =======            =======
Shares used in per share computation...........    35,712          29,268           18,371             15,882
                                                 ========        ========          =======            =======
Other Financial Data:
EBITDA (1).....................................  $(32,548)       $ (9,565)         $  (813)           $  (118)
Net cash used in operating
 Activities....................................   (29,105)         (8,955)            (645)                 2
Net cash used in investing activities..........   (40,215)         (5,828)            (939)               (55)
Net cash (used in) provided by financing
activities.....................................    (9,538)         99,364            1,953                527
Purchases of property and equipment............    13,415           5,953              814                 55

                                                                                       March 31,
                                                                                       --------
                                                                        2001        2000        1999       1998
                                                                        ----        ----        ----       ----
                                                                                 (dollars in thousands)
Balance Sheet Data:
Working capital................................................      $17,734    $ 79,970      $  561      $ 321
Total assets...................................................       87,632     114,857       2,214        734
Notes payable and capital lease obligations--long-term.........       18,173      11,324         166         36
Total shareholders' equity.....................................       44,161      91,301       1,245        430

(1) EBITDA consists of loss from operations of $48,235,000, $13,558,000 and $1,291,000 plus depreciation and amortization of $15,516,000, $2,214,000 and $129,000 plus amortization of unearned stock-based compensation of $171,000, $1,779,000 and $349,000 for the years ended March 31, 2001, 2000 and 1999, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles.

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

     Our business and the industry in which we operate are rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, may not be meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates, particularly the high rates of growth we experienced in previous quarters, are indicative of future results.

     Currently, we derive substantially all of our revenue from hosting and managed services. This includes revenue from our dedicated server offerings, including clustered servers, and our shared server offering. With our dedicated server offerings, each server is dedicated to providing service to one customer. In a clustered configuration, we utilize two or more dedicated servers to distribute content and functionality across multiple servers or, in the case of multi-site clusters, across multiple data centers. Hosting and managed services revenue also includes shared hosting, in which more than one customer shares the same server. Historically, we have also derived a nominal amount of revenue from technical reviews and the resale of software and other products. Currently, most of our advanced hosting and managed services revenues are generated from recurring monthly fees. Substantially all of the remainder is derived from one-time set-up fees for installation and from sales of services, such as time and materials billing and certain lab or consulting services.

     Services are billed on a monthly basis and, except as described below, are recognized as the service is performed. As a result of our adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), revenues from set-up, or installation, services are recognized over the initial term of the customer contract. See "- Recent Accounting Pronouncements" for a description of our adoption and the effect of SAB 101 and "Results of Operations - Comparison of fiscal 2001 and 2000 - Cumulative effect of change in accounting principle" and "Results of Operations - Comparison of fiscal 2001 and 2000 - Cumulative effect of change in accounting principle" for a discussion of the effect of this change in accounting principle during fiscal 2001.

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

     . product research and development, which consists primarily of compensation and related expenses and occupancy costs; and

     . stock-based compensation, which relates to employee stock options granted at prices less than fair value.

     We have incurred significant losses since our inception and, as of March 31, 2001, had an accumulated deficit of approximately $61.7 million. We intend to continue to invest in marketing and sales and the continued development of our network infrastructure and technology. We expect to continue to expand our operations and workforce, primarily in the sales and marketing areas. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our expansion plans.

Recent Developments

     On May 11, 2001, we reduced our workforce by 94 employees. The reduction in workforce was a result of slower than anticipated growth and increased process and other operational efficiencies. As a result of this workforce reduction, we anticipate a one-time restructuring charge of $1.0 million to $1.5 million in the first quarter of fiscal 2002. Giving effect to this reduction, on May 12, 2001, our employee base consisted of the following: 194 in systems operations and service and support, 90 in general and administrative functions, 110 in marketing and sales and 49 in product research and development.

Results of Operations

     The following table sets forth selected financial data as a percent of revenue for the fiscal years ended March 31, 2001, 2000 and 1999.

                                                                             % of Revenue
                                                             ----------------------------------------------
                                                                           Year Ended March 31,
                                                                           --------------------
                                                                2001              2000              1999
                                                                ----              ----              ----
Revenues...................................................    100.0%            100.0%            100.0%
Costs and expenses:
  Cost of revenue..........................................     90.8              78.4              58.5
  General and administrative...............................     46.8              64.0              56.2
  Marketing and sales......................................     48.9              52.5              35.1
  Product research and development.........................      9.5               4.6                .1
  Stock-based compensation.................................       .3              15.1              18.5
                                                               -----            ------             -----
Loss from operations.......................................    (96.3)           (114.6)            (68.4)
Other income (expense):
  Interest income..........................................      7.5              18.5               1.1
  Interest expense.........................................     (5.3)             (2.7)             (0.7)
                                                               -----            ------             -----
Loss before cumulative effect of change in
 accounting principle).....................................    (94.1)%           (98.8)%           (68.0)%
                                                               =====            ======             =====
Cumulative effect of change in accounting principle........    ( 3.3)%           (  .0)%           (  .0)%
                                                               =====            ======             =====
  Net loss.................................................    (97.4)%           (98.8)%           (68.0)%
                                                               =====            ======             =====

Comparison of fiscal 2001 and 2000

Revenues

     Our revenues increased $38,235,000 to $50,068,000 for fiscal 2001 from $11,833,000 for fiscal 2000. Dedicated hosting revenue increased $35,370,000 to $41,839,000, or 83.6% of revenue, for fiscal 2001 from $6,469,000, or 54.7% of revenue, for fiscal 2000. Shared hosting revenue increased $631,000 to $2,911,000, or 5.8% of revenue, for fiscal 2001 from $2,280,000, or 19.3% of revenue, for fiscal 2000. Set-up fees increased $1,072,000 to $3,722,000, or 7.4% of revenue, for fiscal 2001 from $2,650,000, or 22.4% of revenue, for fiscal 2000. Revenues from testing and other lab services were $352,000 during fiscal 2001 reflecting the opening of our scalability lab in September 2000. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed.

Cost of revenue

     Our cost of revenue increased $36,167,000 to $45,444,000, or 90.8% of revenue, for fiscal 2001 from $9,277,000, or 78.4% of revenue, for fiscal 2000. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation and amortization expenses, communication and bandwidth expenses, other hardware and software equipment costs, facilities and travel and professional services. Personnel and related expenses increased approximately $15,408,000 to $20,439,000, or 40.8% of revenue, for fiscal 2001 from $5,031,000, or 42.5% of revenue, for fiscal 2000, as we increased our systems operations and customer support personnel to 237 at March 31, 2001 from 167 at March 31, 2000. Depreciation and amortization expenses increased approximately $10,574,000 to $12,250,000 for fiscal 2001, from $1,676,000 for fiscal 2000, as we added approximately $23.5 million in computer and related equipment since March 31, 2000. Our communication and bandwidth expenses increased $6,772,000 to approximately $8,107,000 for fiscal 2001 from $1,335,000 for fiscal 2000 to support our increased business activities. Other hardware and software equipment costs increased $1,194,000 to $1,695,000 for fiscal 2001 to support the growth in our business. Facilities costs increased $1,159,000 to $1,427,000 for fiscal 2001 due to a move into a larger facility in September 1999. Travel and professional services increased $207,000 and $309,000, to $291,000 and $404,000, respectively, for fiscal 2001. We expect our cost of revenue to continue to increase as our overall business grows.

General and administrative

     General and administrative expense increased $15,843,000 to $23,418,000, or 46.8% of revenue, during fiscal 2001 from $7,575,000, or 64.0% of revenue, during fiscal 2000. The increase is primarily due to increases in personnel and related expenses, bad debt, depreciation, professional services, facilities, supplies, insurance, travel, tax expense and amortization of warrants granted to vendors. Personnel and related expenses increased $5,835,000 to $10,475,000, or 20.9% of revenue, for fiscal 2001 from $4,640,000, or 39.2% of revenue, for fiscal 2000. We increased our number of employees in general and administrative functions to 117 employees at March 31, 2001 from 89 employees at March 31, 2000. Bad debt expense increased $3,020,000 to $3,547,000 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated the web site operations hosted by us. We expect our financial results, including bad debt expense, to continue to be negatively impacted by the termination or reduction in service from these businesses. Depreciation expense increased $1,416,000 to $1,801,000 for fiscal 2001, which is a result of increased internal equipment necessary to support the growth of our business. Professional services fees increased approximately $1,057,000 to $1,556,000 for fiscal 2001 from $499,000 in the comparable period in 2000. Expenses for facilities, supplies, insurance and travel increased $1,852,000, $420,000, $353,000 and $74,000, to $2,298,000, $561,000, $568,000 and $518,000,
respectively, for fiscal 2001 as a result of our move into a larger facility and to support the growth in general and administrative employees. Tax expense increased to $403,000 for fiscal 2001 due to franchise and other state and local taxes. Amortization costs related to the warrants we issued to Microsoft in September 1999 and Sicola Martin in March 2000 increased $375,000 to $553,000 in fiscal 2001.

Marketing and sales

  Marketing and sales expense increased $18,280,000 to $24,492,000, or 48.9% of revenue, during fiscal 2001 from $6,212,000, or 52.5% of revenue, during fiscal 2000. The increase was due primarily to an increase in marketing and sales personnel and related expenses, advertising costs, including agency fees, promotional items, printing and trade shows, travel, depreciation, and facilities expenses. Personnel and related expenses increased $10,168,000 to $14,715,000, or 29.4% of revenue, for fiscal 2001 from $4,547,000, or 38.4% of revenue, for fiscal 2000. Advertising costs increased $5,232,000 to $6,078,000 for fiscal 2001 from $846,000 for fiscal 2000. Costs in this category include expenses for advertising, promotional items, printing, trade shows, and fees paid to advertising, public relations and other creative agencies. Travel expenses increased $1,423,000 to $1,685,000 for fiscal 2001 as a result of the growth in the marketing and sales personnel. Depreciation and facilities expenses increased $732,000 and $657,000, to $732,000 and $781,000, respectively, for fiscal 2001 due to our move into a larger facility. We increased our marketing and sales personnel to 114 at March 31, 2001 from 52 at March 31, 2000.

Product research and development

     Product research and development expense increased $4,230,000 to $4,778,000, or 9.5% of revenue, during fiscal 2001 from $548,000, or 4.6% of revenue, during fiscal 2000. The increase was due primarily to an increase in product research and development personnel and related expenses, facilities, depreciation and travel expenses. Personnel and related expenses increased $3,379,000 to $3,860,000, or 7.7% of revenue, for fiscal 2001 from $481,000, or
4.1% of revenue, for fiscal 2000. We increased our number of employees in product research and development to 63 at March 31, 2001 from 17 at March 31, 2000. Facilities, depreciation and travel expenses increased $327,000, $178,000 and $87,000 to $346,000, $180,000 and $127,000, respectively, for fiscal 2001 as a result of our move into a larger facility and the increase in the number of product research and development employees.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $171,000 for fiscal 2001 and $1,779,000 for fiscal 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Other income (expense)

     Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents increased $1,558,000 to $3,749,000 for fiscal 2001 from $2,191,000 for fiscal 2000. This increase was due primarily to the closing of our initial public offering in October 1999, which resulted in higher cash balances available for investment for the majority of fiscal 2001. During fiscal 2001, interest expense increased $2,345,000 to $2,666,000 related primarily to equipment acquired under capital leases during the last four quarters.

Income taxes

     No provision for federal income taxes has been recorded as we have incurred net operating losses since our inception. We have recorded a full valuation allowance against our net deferred tax asset, which is primarily attributable to net operating loss carry forwards, due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Cumulative effect of change in accounting principle

     Effective April 1, 2000, we changed our method of accounting for set-up fees in accordance with SAB 101. The net effect on fiscal 2001 of the change in accounting principle was to reduce our net loss by $408,000. We recognized set up revenues of $3.7 million under the new method of revenue recognition, including the $1.6 million cumulative adjustment that was recorded as of April 1, 2000 and amortized into income in fiscal 2001. We would have recognized $3.3 million in set up revenue under the prior method. With the adoption of SAB 101, there was no impact on our operations or cash flow. See "- Recent Accounting Pronouncements" for a description of our adoption and the effect of SAB 101.

Net loss

     Net loss increased to $48,778,000 for fiscal 2001 from $11,688,000 for fiscal 2000. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

     EBITDA, as defined below, decreased $23,012,000 to negative $32,548,000 for fiscal 2001 from negative $9,565,000 for fiscal 2000. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our expenditures in marketing and sales, the continued development of our network infrastructure and technology and expansions of our operations and workforce, including our network operations, technical support, sales, marketing, product research and development and administrative resources, will continue to represent a large portion of our expenses during our anticipated expansion.

     EBITDA for fiscal 2001 and 2000 consists of losses from operations of $48,235,000 and $13,558,000 plus depreciation and amortization of $15,516,000 and $2,214,000 plus amortization of unearned stock-based compensation of $171,000 and $1,779,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

Comparison of fiscal 2000 and 1999

Revenues

     Our revenues increased $9,944,000 to $11,833,000 for fiscal 2000 from $1,889,000 for fiscal 1999. Dedicated hosting revenue increased $5,840,000 to $6,469,000, or 54.7% of revenue, for fiscal 2000 from $629,000, or 33.3% of revenue, for fiscal 1999. Shared hosting revenue increased $1,343,000 to $2,280,000, or 19.3% of revenue, for fiscal 2000 from $937,000, or 49.6% of revenue, for fiscal 1999. Set-up fees increased $2,384,000 to $2,650,000, or 22.4% of revenue, for fiscal 2000 from $266,000, or 14.1% of revenue, for fiscal 1999. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Organic growth from some existing customer accounts also contributed.

Cost of revenue

     Our cost of revenue increased $8,172,000 to $9,277,000, or 78.4% of revenue, for fiscal 2000 from $1,105,000, or 58.5% of revenue, for fiscal 1999. The increase in cost of revenue was due primarily to increases in personnel and related costs, including employee recruiting fees, depreciation, bandwidth, other hardware and software equipment costs, facilities, travel and professional services. The increase as a percent of revenue was partially attributable to our incurring these costs in advance of revenues. Personnel and related expenses increased approximately $4,489,000 to $5,031,000, or 42.5% of revenue, for fiscal 2000 from $542,000, or 28.7% of revenue, for fiscal 1999, as we increased our systems and customer support personnel to 167 at March 31, 2000 from 19 at March 31, 1999. Depreciation expense increased approximately $1,587,000 to $1,676,000 for fiscal 2000 as we added approximately $23.2 million in computer and related equipment since March 31, 1999. Our broadband services expenses increased $994,000 to approximately $1,335,000 for fiscal 2000 from $342,000 for fiscal 1999, to support our increased business activities. Other hardware and software equipment costs increased $439,000 to $501,000 for fiscal 2000 to support the growth in our business. Facilities expense increased $268,000 during fiscal 2000 as a result of our move into a larger facility and the growth in employees and as a result of the addition of a customer build center. Travel and professional services increased $84,000 and $95,000, respectively, for fiscal 2000 reflecting the increased geographic dispersion of our customer base.

General and administrative

     General and administrative expense increased $6,514,000 to $7,575,000, or 64.0% of revenue, during fiscal 2000 from $1,061,000, or 56.2% of revenue, during fiscal 1999. The increase is primarily due to increases in personnel and related expenses, including employee recruiting fees, travel professional services, depreciation, amortization of warrant, facilities, supplies, insurance and bad debt. Personnel and related expenses increased

$4,012,000 to $4,640,000, or 39.2% of revenue, for fiscal 2000 from $628,000, or
33.3% of revenue, for fiscal 1999. We increased our number of employees in general and administrative functions to 89 employees at March 31, 2000 from eight employees at March 31, 1999. Travel expenses increased approximately $400,000 to $444,000, or 3.8% of revenue, for fiscal 2000 from $44,000, or 2.4%
of revenue, for fiscal 1999. Professional services fees increased approximately $414,000 to $499,000 for fiscal 2000 from $85,000 in the comparable period in 1999. Depreciation expense increased $344,000 in fiscal 2000, which is a result of increased internal equipment necessary to support the growth of our business. Amortization of product development costs related to the warrant we issued to Microsoft in September 1999 increased $178,000. Facilities, supplies, and insurance expense increased $338,000, $136,000 and $208,000, respectively, as a result of our move into a larger facility and the growth in general and administrative employees. Bad debt expense increased $493,000.

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

Product research and development

     Product research and development expense increased $546,000 to $548,000 or 4.6% of revenue, during fiscal 2000 from $2,000 or .1% of revenue, during fiscal 1999. The increase was due primarily to an increase in product research and development personnel and related expenses, facilities costs, depreciation and travel expenses. Personnel and related expenses increased $479,000 to $481,000, or 4.1% of revenue for fiscal 2000 from $2,000 or .1% of revenue, for fiscal 1999. We increased our number of employees in product research and development to 17 at March 31, 2000 from 1 at March 31, 1999. Facilities costs, depreciation and travel expenses increased $19,000, $2,000, and $40,000, respectively, as a result of our move into a larger facility and the increase in the number of product research and development employees.

Stock-based compensation

     Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value. Amortization of stock-based compensation totaled $1,779,000 for fiscal 2000 and $349,000 for fiscal 1999. The amortization of stock-based compensation is based on the vesting schedule of stock options held by the Company's employees. Stock based compensation in fiscal 2000 includes the effect of options whose vesting was accelerated to the date of our initial public offering, which closed in November 1999.

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

EBITDA

     EBITDA decreased $8,723,000 to negative $9,565,000 for fiscal 2000 from negative $813,000 for fiscal 1999. The decrease is primarily attributable to costs associated with our growth strategy. EBITDA consisted of losses from operations of $13,558,0000 and $1,291,000 plus depreciation and amortization of $2,214,000 and $129,000 plus amortization of unearned stock-based compensation of $1,779,000 and $349,000 for fiscal 2000 and 1999, respectively.

Liquidity and Capital Resources

     We have historically financed our operations primarily through sales of equity securities and capital leases. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of March 31, 2001, we had cash and cash equivalents of $6.6 million and investments in marketable securities of $26.8 million.

     Net cash used in our operating activities for the twelve-month period ended March 31, 2001 was $29.1 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash used in investing activities was $40.2 million for the twelve-month period ended March 31, 2001 and consisted of the purchase of marketable debt securities of $37.9 million, redemptions of marketable debt securities of $11.1 million and purchases of property and equipment of approximately $13.4 million. Our purchases of property and equipment consisted primarily of leasehold improvements, equipment to provide services to our customers and purchases of furniture and equipment for new employees. We acquired $23.7 million in computer and related equipment under capital leases for the twelve-month period ended March 31, 2001. Net cash used in financing activities was approximately $9.5 million for the twelve-month period ended March 31, 2001 and consisted primarily of principal payments on our notes payable and capital leases.

     Total borrowings under our notes payable and capital lease obligations as of March 31, 2001 were approximately $31.0 million.

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

     Under our agreement with Level 3, we are required to purchase at least an additional $8.3 million of bandwidth and colocation services over the next four years. Our quarterly commitment is $300,000 per quarter through July 2001, $400,000 per quarter during the next 12 months, $600,000 per quarter during the next 12 months and $1.0 million per quarter during the final 12 months of the agreement.

     We believe that our current cash and investment balances should be sufficient to meet our working capital and capital expenditure requirements through March 31, 2002. We will continue to incur negative cash flows during fiscal 2002 and thereafter. Therefore, we will be required to use our cash and other liquid resources to support our operations. If we do not achieve the results of operations that we expect as a result of lower than expected revenues, higher than expected expenses or other possible adverse developments, then we would be required either to secure additional sources of capital to continue operating at our current level or to curtail our current operations. Our operating activities on a long-term basis may require us to obtain additional equity or debt financing. We finance under capital or operating leases substantially all of the equipment we use to provide services to our customers. As a result, our investments in this type of equipment will require us to obtain additional lease or other financing in the future. In addition, although we have no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, services or technologies, we may evaluate potential acquisitions of other businesses, products and technologies from time to time. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail operations. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued SAB 101 which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the new guidance as a change in accounting principle in January 2001 but effective April 1, 2000. We changed our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers. The change in accounting method has been accounted for as a cumulative effect adjustment, which resulted in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment on prior years, which totals approximately $1,626,000, revenue that has previously been recognized in our financial statements has been and will continue to be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101.

Risk Factors

     The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

We have a history of substantial losses, and we anticipate continuing losses.

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $48.8 million, or negative 97.4% of revenues, for fiscal 2001. As of March 31, 2001, we had an accumulated deficit of approximately $61.7 million. We expect our operating expenses to increase significantly as we attempt to expand our business. We are required to purchase $300,000 of colocation and bandwidth services from Level 3 during the first quarter of fiscal 2002 and an additional $1.2 million during fiscal 2002. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, develop our distribution channel, fund research and development, support and improve our operational and financial systems, broaden customer service and support, enhance our hosting and managed services capabilities, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

We may need additional capital to fund our operations, and we may not be able to obtain it on terms acceptable to us or at all.

     We believe that our existing capital resources, including the remaining proceeds from our initial public offering in October 1999 and the amounts available under our capital lease facilities, will enable us to maintain our current operations through March 31, 2002. However, we may require additional funds during or after that period. In particular, we would be required to secure additional sources of capital to continue operating at our current level or curtail our current operations if we do not achieve the results of operations that we expect as a result of lower than expected revenues, higher than expected expenses or other possible adverse developments. In addition, if we expand our existing business plan to focus on growth in international markets, make acquisitions of businesses or technologies or modify our business plan in other ways, we would likely require additional funding. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail operations. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our business and prospects are difficult to evaluate because we have a limited operating history and our business model is still evolving.

     It is difficult to evaluate our business operations and our prospects because of our limited operating history and the pace of change in our business. We were incorporated in August 1997 and commenced operations in September of that year with a focus on hosting services, and our business model is still new and evolving. The revenue and income potential of our business is unproven. Our limited operating history and the relative newness of the industry in which we operate makes predicting future results difficult. We may not be able to successfully implement our business plan or adapt it to changes in the market. If we are not able to do so, our business, results of operations and financial condition will be adversely affected.

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

     Our operating results may fluctuate significantly in the future on a quarterly and annual basis. Because of these fluctuations, comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

     . demand for our services;

     . size and timing of customer installations and related payments;

     . reliable services and network availability;

     . ability and costs associated with increasing network and data center capacity;

     . fluctuations in data and voice communications costs;

     . fluctuations in hardware and software costs;

     . timing and magnitude of capital expenditures and other expenses;

     . costs relating to operations;

     . customer retention and satisfaction;

     . introduction by third parties, including our competitors, of new products and services;

     . termination or reduction of services by customers, including terminations by customers that do not have sufficient funding to continue their operations, either at all or at the level contemplated by our agreements with them;

     . customer discounts and credits;

     . timing and success of marketing efforts and service introductions by us;

     . changes in our pricing policies or those of our competitors;

     . retention of our key personnel; and

     . economic conditions specific to the hosting industry, as well as general economic conditions.

We expect that our operating expenses will continue to increase as we further develop our business. If our revenues do not increase as quickly as our expenses, our operating results will suffer.

     A portion of our operating costs are fixed at certain minimum levels, including our expenses for data center capacity, depreciation, interest, hardware lease payments, minimum bandwidth charges, real estate lease payments and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. If our revenues do not increase as expected, we will still have to pay these fixed costs and our results of operations and financial condition would be adversely affected. Furthermore, many of our customers are relatively new business, or Internet-focused business initiatives of more established companies, and these businesses or initiatives may have negative cash flows or may not be successful, or both. As a result, we may not be able to collect revenues for the services we provide on a timely basis or at all.

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

     Many of our customers are businesses, including Internet-based businesses, that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. The unproven business models of many of our customers and the uncertain economic climate make their continued viability uncertain. Many of these customers have ceased or reduced their operations, and it is has become increasingly difficult for us to collect our accounts receivable from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers or if their business models prove to be unsuccessful, we face the risk that these customers may cease, curtail or limit web site operations hosted by us. If this continues to occur, we would likely experience a loss of revenue associated with these customers and will then have to increase sales to other businesses in order to preserve and grow our revenue. If we are successful in increasing sales to other businesses, we will incur the expenses associated with these new customers, such as sales and marketing expenses, including commissions, and implementation costs. As a result, to preserve and grow our revenue, we will have to increase sales by substantially more than the amount of lost revenue.

Because we operate in a new and evolving market with uncertain prospects for growth, we may be unable to sustain growth in our customer base and our operating results may suffer.

     Our market is new and rapidly evolving. Growth in demand for and acceptance of advanced hosting services is highly uncertain. Businesses may not be aware of the potential benefits of outsourcing or may find it less expensive, more secure or otherwise preferable to host their web sites internally. Internet technologies, such as e-commerce applications, which require advanced hosting, may not grow as rapidly as we expect. We currently incur costs that are greater than our revenues. If we cannot grow and retain our customer base, we will not be able to offset our fixed and operating costs. Our future growth, if any, will depend on businesses outsourcing the management of their Internet and other applications and our ability to sell our services to these businesses in a cost-effective manner to a sufficient number of these businesses. If the market for advanced hosting services fails to grow or grows more slowly than anticipated or if we are unable to respond effectively to changes in this market, our business, operating results and financial condition will be adversely affected. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, including:

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

     In July 1999, we entered into a strategic relationship with Level 3. Level 3 is a communications and information services company that is building an advanced facilities-based communications network through which it provides colocation, Internet connectivity and other services. As part of our relationship, we have committed to purchase a fixed amount of services from Level 3, including, among other things, bandwidth, colocation space, and installation and maintenance services, over the next three years. We will incur these expenses even if anticipated increases in sales do not materialize or, in some circumstances, if the agreement is terminated. We have also agreed that if Level 3 is capable of providing the services we request, and if those services are substantially similar to other services that we purchase, we will purchase 90% of these services from Level 3 through June 2004. We are required to purchase these services from Level 3 even if these services are available at lower prices from alternative vendors. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3.

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

     We focus on advanced hosting services for Microsoft-based Internet technologies. If these technologies are not widely used building blocks for advanced Internet sites in the future, the demand for our services would decrease and our business would be adversely affected. The final outcome of the antitrust case against Microsoft is uncertain, but the outcome could cause the acceptance of Microsoft products to decrease. Except for our relationship with Microsoft as a customer, and under the Development, License, and Co-Marketing Agreement, our relationship with Microsoft is generally informal. We believe this relationship provides us with access to developments in Microsoft products before they are generally available, which allows us to maintain and enhance our technical expertise. If our relationship with Microsoft deteriorates or if we lose some of the status or privileges we currently enjoy, our technical expertise could be adversely affected. Our ability to market our services as a provider of advanced hosting services for Microsoft-based Internet technologies would also be adversely affected if Microsoft does not continue to confer certifications and designations on us, or changes our current certifications and designations. We do not have a written agreement with Microsoft relating to all of these certifications or designations. Some of our competitors also have received these certifications and designations. Microsoft generally confers these certifications unilaterally and in its sole discretion and could change them at any time. We cannot be certain that we will continue to enjoy them.

We operate in an extremely competitive market, and our business would suffer if we are unable to compete effectively.

     The market for hosting and Internet services is highly competitive. There are few substantial barriers to entry to keep new competitors from entering this market. We expect that we will face additional competition from existing competitors and new market entrants in the future. Recently, many companies, including many large, established companies, have announced that they will begin to provide or plan to greatly expand their service offerings that are competitive with ours. These companies and many of our other competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

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

     In addition, some of our competitors have entered and will likely continue to enter into joint ventures or other arrangements to provide additional services competitive with those provided by us. The market in which we compete is has experienced consolidation, and we believe that it is likely to continue to experience consolidation in the future, which could result in increased competition on price and other factors that could adversely affect our business.

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

     We must continue to expand and adapt our network infrastructure to accommodate an increasing number of customers, the amount of information they wish to transmit and their changing requirements. We face risks related to our network's ability to be scaled to meet increasing customer levels while maintaining acceptable performance levels. The continued expansion and adaptation of our networking and hosting infrastructure will continue to require substantial financial, operational and management resources as we negotiate bandwidth capacity with existing and other network infrastructure suppliers. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities as well as our financial, operational and management resources. The ability of our network to support a substantially larger number of customers at high transmission speeds is unknown. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current lead times to purchase circuits and other critical items. If the network providers upon which we rely fail to provide reliability, capacity and performance for our network, we could lose customers and our operating results could suffer.

If the networks through which we deliver services do not have sufficient capacity, reliability or security, we could lose customers and our business would suffer.

     Our success partly depends upon the capacity, reliability and security of our network infrastructure, including the capacity leased from our network suppliers. Our network currently delivers service through Level 3, InterNap, AT&T, GTE, Netcom/Mindspring, PSINet, Qwest, Verio, MCI WorldCom, Inc., including UUNET Technologies, Inc., Sprint Corporation, Digex Incorporated, Cable & Wireless plc and SAVVIS Communications Enterprises, LLC. Some of these suppliers are also our competitors. In the future, we will be required to purchase most of our network capacity from Level 3 to the extent that it provides capacity that is substantially similar to the capacity of other providers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. If our customers' usage of telecommunications capacity increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. We monitor all network links to prevent their being utilized in excess of their recommended capacity. If our customers' usage increases and capacity is not available to us, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

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

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed during the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through March 31, 2001, we had purchased approximately 1,800 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused disruptions in and impairment of network performance.

We may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

  Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs and frequent new product announcements. These characteristics are magnified by the growth of the Internet and the intense competition in our industry. We are also subject to risks from technological changes in the way hosting solutions are marketed and delivered. Future advances in technology may not be beneficial to or compatible with our business. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. In addition, our internal costs to provide service to our customers could be adversely affected. Our business would suffer if we fail to respond to these changes in a timely and cost-effective manner or at all. Our business will suffer if Internet usage does not continue to increase or if the Internet fails to perform reliably.

     Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet technologies or service offerings or if new Internet technologies or service offerings deployed by us prove to be unreliable, defective or incompatible.

     We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet technologies in the future. If any newly introduced Internet technologies or our service offerings suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. In addition, technological advances may have the effect of encouraging our customers or prospective customers to rely on in-house personnel and equipment to provide the services we provide. We cannot assure you that new applications or services deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to offer and deploy new Internet technologies or enhancements of existing technologies, our ability to successfully market our services could be substantially impaired.

     We believe that our ability to successfully compete is also dependent upon the continued compatibility of our services with products, services and architectures offered by various other companies. While we work with many vendors to test newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. Any incompatibility could require us to make significant investments to achieve compatibility. If industry standards emerge, we may not be able to comply with them. Our failure to conform with any industry standards, or the failure of a common standard to emerge, could adversely affect our business.

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

     Any degradation in the performance of the web sites and other applications we host could undermine the benefits customers perceive in our services. Ultimately, the performance of the web sites and other applications we host relies upon the speed and reliability of networks operated by third parties. As a result, the growth of the market for our services and our ability to grow depends on the continued improvement of the entire Internet infrastructure. Many of the companies that have historically built new network capacity do not have access to the capital resources they did in the past. Consequently, they may not continue to invest in new network capacity at the same rates as they have in the past, or at all, which could adversely affect our business, operating results and financial condition.

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

     We are currently developing internally a software application on which we intend to run our business. We expect that this application will provide the framework in which we provide services to our customers, including provisioning and service and support. We have expended, and will continue to expend significant resources in developing this application. If we are unable to develop this system in a cost-effective and timely manner, or at all, or if the functionality we develop in this system does not support our business, our business, financial condition and operating results could be adversely affected.

We may not be able to successfully sustain our growth if we are unable to retain and attract highly skilled personnel.

     Our business requires individuals with significant levels of specific technical expertise. Competition for such personnel is intense, making it increasingly difficult to retain and attract the highly skilled employees necessary to provide the level of services that our customers expect. In light of the recent reduction in our work force and the decline in our stock price over the last 12 months, it may be difficult for us to retain and attract qualified personnel. We expect that we will gradually expand our sales and marketing staff to generate increased revenues. We may not be able to attract qualified personnel to fill new positions or to replace any of our current employees that we lose. We may be forced to provide higher compensation to such personnel than we currently anticipate, and the costs associated with training and integrating such new employees could be significant. If we are unable to effectively retain and attract qualified personnel on a cost-efficient basis, our operations and financial results could be adversely affected.

We could experience system failures that could harm our business and reputation.

     To succeed, we must be able to operate our network management infrastructure without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, intrusion (including hackers), sabotage, intentional acts of vandalism and similar events. Our servers and network infrastructure are located primarily in the Dallas/Ft. Worth, Texas metropolitan area. The occurrence of a natural disaster or other unanticipated problems at any of the data centers from which we provide services could result in interruptions in the services we provide to our customers.

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

Our customer's satisfaction with our services is critical to our business.

     Our customers demand a high level of service. As customers outsource the hosting and management of business-critical applications to us, we are subject to liability claims and customer dissatisfaction if our systems fail or if we fail to maintain the availability of these applications. Our customer contracts generally provide some service level commitment that provides for remedies if their applications do not maintain a specified level of availability. If we incur significant service level commitment obligations in connection with downtime or system failures, we could be required to issue significant credits or pay significant damages, or both. Our liability insurance might not be adequate to cover such credits or damages. Any significant interruptions of service could result in claims and adversely affect our business, financial condition and results of operations.

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

     Because our hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although many of our contracts disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. There can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance, which could seriously harm our business.

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

The loss of key personnel including our Chairman and Chief Executive Officer, our President and our Chief Operating Officer could harm our business.

     We depend on the continued service of our key technical, sales and senior management personnel, including Sunny C. Vanderbeck, our Chairman and Chief Executive Officer, Michelle R. Chambers, our President, and Robert A. Prosen, our Chief Operating Officer. We have entered into employment agreements with Mr. Vanderbeck, Ms. Chambers and Mr. Prosen expiring in June 2002, but any of our officers or employees can quit at any time. Losing one or more of our key employees could harm our business.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

     A component of our strategy is to expand into international markets. The rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

     . unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;

     . challenges in staffing and managing foreign operations;

     . differences in technology standards;

     . less protective intellectual property laws;

     . employment laws and practices in foreign countries;

     . longer payment cycles and problems in collecting accounts receivable;

     . political instability;

     . fluctuations in currency exchange rates and imposition of currency exchange controls; and

     . potentially adverse tax consequences.

Our management will have significant flexibility in applying the proceeds from our initial public offering and our use of proceeds may not yield a favorable return.

     We have used and intend generally to continue to use the net proceeds from our November 1999 initial public offering to fund our capital expenditures and for working capital and other general corporate purposes. We may also acquire or make investments in other businesses, products, services or technologies and, if we do, we may not be able to make those acquisitions or investments on commercially acceptable terms or we could have difficulty assimilating and integrating any acquired businesses, technologies, services or products. We have not yet determined all expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Our management has significant flexibility in applying the net proceeds of our initial public offering. We cannot be certain that our use of the proceeds will yield a favorable return.

Our principal shareholders, directors and executive officers currently own approximately 63.5% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

     Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 63.5% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

     At March 31, 2001, 35,978,944 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All our customer contracts are currently denominated in United States dollars, and we do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operations and cash flows of any reasonably likely changes in interest rates would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement and Financial Statement Schedule
----------------------------------------------------

     The following financial statements of the Company and the notes thereto and the related report thereon of the independent auditors, and financial statement schedule, are filed pursuant to Item 8 of this Report:

Index to Consolidated Financial Statements

                                                                                          Page
                                                                                          ----
       Consolidated Financial Statements

       Report of Independent Auditors                                                     F-2


       Consolidated Balance Sheets as of March 31, 2001 and 2000                          F-3

       Consolidated Statements of Operations for the years ended March 31, 2001,
         2000 and 1999                                                                    F-4

       Consolidated Statements of Shareholders' Equity for the
         years ended March 31, 2001, 2000 and 1999                                        F-5

       Consolidated Statements of Cash Flows for the years ended March 31, 2001,
         2000 and 1999                                                                    F-6

       Notes to Consolidated Financial Statements                                         F-7

       Consolidated Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts                                    F-20

     All other consolidated financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of shareholders to be held on or about September 5, 2000 (the "2001 Proxy Statement"), set forth certain information with respect to the directors of Data Return and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

     Certain information with respect to the executive officers of Data Return is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the 2001 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Data Return on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2001 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Data Return, and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

          (1) A list of the financial statements and the schedule filed as a part of this report is set forth in Item 8 on page 32 and is incorporated herein by reference.

               All other schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

          (2)  Exhibits:

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

               Corporation and Level 3 Communications, LLC.
   10.2(1)     Restricted Stock Purchase Agreement dated July 23, 1999, by and between Data Return
               Corporation and Level 3 Communications, LLC.
   10.3(1)     Service Credit Agreement dated July 23, 1999, by and between Data Return Corporation and
               Level 3 Communications, LLC.
   10.4(1)     Customer Order dated April 28, 1999, executed by Data Return Corporation and Level 3
               Communications, LLC
   10.5(1)     Managed Services Proposal for Data Return dated March 6, 1997, by and between Data Return
               Corporation and American Communications Services, Inc.
   10.6(1)     Basic Internet Services Agreement dated December 12, 1997, between Data Return Corporation and Savvis Communications Enterprises, L.L.C.
   10.7(4)     Promissory Note to BankOne Texas, National Association dated July 31, 2000.
   10.8(4)     FIRST AMENDMENT TO CREDIT AGREEMENT dated as of July 31, 2000, by and between DATA RETURN
               CORPORATION and BANK ONE, TEXAS, NATIONAL ASSOCIATION.
   10.9(1)*    1999 Long-Term Incentive Plan
  10.10(1)*    1998 Stock Option Plan
  10.11(1)*    Employment Agreement effective as of May 3, 1998, between Data Return Corporation and J. Todd
               Steitle.
  10.12(1)*    Employment Agreement dated March 18, 1999, between Data Return Corporation and Kenneth S.
               Garber.
  10.13(1)*    Employment Agreement effective as of January 15, 1998, between Data Return Corporation and
               Michael S. Shiff.
  10.14(1)*    Form of Employment Agreement dated July 1, 1999 between Data Return Corporation and each of
               Sunny C. Vanderbeck, Michelle R. Chambers, Jason A. Lochhead, Stuart A. Walker, Robert A. Prosen,
               Mark A. Bowles, Scott W. Brewer, Mark C. Gunnin and Mark A. Warren.
  10.15(1)     Sublease dated June 28, 1999, between Data Return Corporation and Eastman Kodak Company, for approximately 22,663 square feet situated at 222 Las Colinas Boulevard in Irving, Texas.
  10.16(1)     Investor's Rights Agreement dated as of July 29, 1999, between Data Return Corporation and
               CPQ Holdings, Inc.
  10.17(1)     ASP and Server Agreement dated June 29, 1999, between Data Return Corporation and Compaq
               Computer Corporation.
  10.18(1)     Development, License and Co-Marketing Agreement dated September 3, 1999, between Data
               Return Corporation and Microsoft Corporation.
  10.19(1)     Stock Purchase Agreement dated September 2, 1999, between Data Return Corporation and
               Microsoft Corporation.
  10.20(2)     Credit Agreement dated December 29, 1999 between Data Return Corporation and Bank One, Texas,
               N.A.
  10.21(2)     Promissory Note dated December 29, 1999 to Bank One, Texas, N.A.
  10.22(3)     Office Lease entered into as of November 15, 1999, by and between 114 MILLENNIUM, LTD. and Data
               Return Corporation
  10.23(3)     First Amendment to Office Lease dated as of February 15, 2000, by and between 114 MILLENNIUM,
               LTD. and Data Return Corporation
  10.24(3)     Second Amendment to Office Lease dated as of May 10, 2000, by and between 114 MILLENNIUM, LTD.
               and Data Return Corporation
   21.1(5)     Subsidiaries of the Registrant
   23.1(5)     Consent of Ernst & Young LLP

____________
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-84011) and incorporated herein by this reference.
(2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by this reference.
(3) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by this reference.

(4) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.
(5) Filed herewith.

* Management contracts or compensatory plans required to be filed as an exhibit hereto.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Data Return Corporation



Date: June 28, 2001                By:  /s/ Sunny C. Vanderbeck
                                       ----------------------------------------
                                        Sunny C. Vanderbeck
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------
          Signature                Capacity in Which Signed                   Date
          ---------                ------------------------                   ----
--------------------------------------------------------------------------------------------
                                 Chairman of the Board, Chief
                                Executive Officer and Director
   /s/ Sunny C. Vanderbeck       (Principal Executive Officer)            June 28, 2001
------------------------------
      Sunny C. Vanderbeck
--------------------------------------------------------------------------------------------


                                     President, and Director
   /s/ Michelle R. Chambers                                               June 28, 2001
------------------------------
      Michelle R. Chambers
--------------------------------------------------------------------------------------------
                                Vice President - Chief Technology
    /s/ Jason A. Lochhead              Officer and Director               June 28, 2001
------------------------------
       Jason A. Lochhead
--------------------------------------------------------------------------------------------
                                 Senior Vice President - Chief
                                     Financial Officer and
                                Treasurer (Principal Financial
    /s/ Stuart A. Walker            and Accounting Officer)               June 28, 2001
------------------------------
      Stuart A. Walker
--------------------------------------------------------------------------------------------


     /s/ Joseph M. Grant                   Director                       June 28, 2001
------------------------------
        Joseph M. Grant
--------------------------------------------------------------------------------------------

  /s/ Robert Ted Enloe, III                Director                       June 28, 2001
------------------------------
     Robert Ted Enloe, III
--------------------------------------------------------------------------------------------

                            DATA RETURN CORPORATION

                  Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
     Consolidated Financial Statements

     Report of Independent Auditors                                        F-2

     Consolidated Balance Sheets as of March 31, 2001 and 2000             F-3

     Consolidated Statements of Operations for the
      years ended March 31, 2001, 2000 and 1999                            F-4

     Consolidated Statements of  Shareholders' Equity for the
      years ended March 31, 2001, 2000 and 1999                            F-5

     Consolidated Statements of  Cash Flows for the
      years ended March 31, 2001, 2000 and 1999                            F-6

     Notes to Consolidated Financial Statements                            F-7

     Consolidated Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts                       F-20

     All other consolidated financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Data Return Corporation


We have audited the accompanying consolidated balance sheets of Data Return Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Return Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2001 the Company changed it's method of accounting for revenue recognition for set-up fees.



                                          /s/ Ernst & Young LLP


Dallas, Texas
June 22, 2001

                            DATA RETURN CORPORATION
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                                              March 31,
                                                                                   -------------------------------
                                                                                     2001                  2000
                                                                                   --------              ---------
Assets
Current assets:
     Cash and equivalents                                                          $  6,566              $  85,424
     Investment in available-for-sale securities                                     26,800                      -
     Accounts receivable, net of allowance for doubtful accounts of $1,589 and $328 at March 31, 2001 and
         2000, respectively                                                           8,477                  5,429
     Prepaid expenses and other assets                                                1,189                  1,349
                                                                                   --------              ---------
Total current assets                                                                 43,032                 92,202
     Property and equipment, net                                                     44,104                 22,027
     Other assets                                                                       496                    628
                                                                                   --------              ---------
Total assets                                                                       $ 87,632              $ 114,857
                                                                                   ========              =========
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                              $  2,443              $   2,021
     Accrued expenses and other                                                       4,265                  2,205
     Deferred revenue                                                                 5,717                  2,207
     Capital lease obligations and notes payable - current                           12,873                  5,799
                                                                                   --------              ---------
Total current liabilities                                                            25,298                 12,232

Capital lease obligations and notes payable - long term                              18,173                 11,324
Commitments and contingencies                                                             -                      -
Shareholders' equity:
     Preferred stock, $.001 par value; 20,000 shares
         authorized, none issued or outstanding                                           -                      -
     Common stock, $.001 par value; 100,000 shares
         authorized; 35,979 and 35,398 issued and outstanding
         at March 31, 2001 and 2000, respectively                                        36                     35
     Additional paid-in capital                                                     110,497                109,718
     Prepaid broadband services                                                      (4,594)                (5,000)
     Deferred stock compensation                                                       (119)                  (290)
     Accumulated other comprehensive income                                             281                      -
     Accumulated deficit after comprehensive income                                 (61,940)               (13,162)
                                                                                   --------              ---------
Total shareholders' equity                                                           44,161                 91,301
                                                                                   --------              ---------
Total liabilities and shareholders' equity                                         $ 87,632              $ 114,857
                                                                                   ========              =========

         See accompanying notes to consolidated financial statements.

                            DATA RETURN CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                                        Year Ended March 31,
                                                                            --------------------------------------------
                                                                                2001              2000            1999
                                                                            ----------        ----------       ---------
Revenues                                                                    $   50,068        $   11,833       $   1,889

Costs and expenses:
      Cost of revenue                                                           45,444             9,277           1,105
      General and administrative                                                23,418             7,575           1,061
      Selling and marketing                                                     24,492             6,212             663
      Product research and development                                           4,778               548               2
      Stock-based compensation                                                     171             1,779             349
                                                                            ----------        ----------       ---------
Total costs and expenses                                                        98,303            25,391           3,180
                                                                            ----------        ----------       ---------
Loss from operations                                                           (48,235)          (13,558)         (1,291)
Other income (expense):
      Interest income                                                            3,749             2,191              20
      Interest expense                                                          (2,658)             (321)            (13)
      Other expense, net                                                            (8)               --              --
                                                                            ----------        ----------       ---------

Loss before cumulative effect of change in accounting principle                (47,152)          (11,688)         (1,284)
Cumulative effect of change in accounting principle                             (1,626)               --              --
                                                                            ----------        ----------       ---------

Net loss                                                                    $  (48,778)       $  (11,688)      $  (1,284)
                                                                            ==========        ==========       =========

Basic and diluted net loss per common share:
      Before cumulative effect of change in accounting principle            $    (1.32)       $    (0.40)      $   (0.07)
      Cumulative effect of change in accounting principle                   $    (0.05)       $       --       $      --
                                                                            ----------        ----------       ---------

      Net loss per common share                                             $    (1.37)       $    (0.40)      $   (0.07)
                                                                            ==========        ==========       =========


Pro forma amounts, assuming the accounting change is applied retroactively:

Net loss..........................................                          $  (47,152)       $  (13,182)      $  (1,385)
                                                                            ==========        ==========       =========
Net loss per common share.........................                          $    (1.32)       $    (0.45)      $   (0.08)
                                                                            ==========        ==========       =========

Shares used in computing basic and
 diluted net loss per share.......................                              35,712            29,268          18,371
                                                                            ==========        ==========       =========

         See accompanying notes to consolidated financial statements.

                            DATA RETURN CORPORATION
                Consolidated Statements of Shareholders' Equity
                       (in thousands, except share data)


                                                                   Note                           Accumulated
                                      Common Stock   Additional Receivable  Prepaid    Deferred      Other                   Share
                                   ----------------    Paid-In  for Shares Broadband     Stock    Comprehensive Accumulated holders'
                                    Shares    Amount   Capital    Issued   Services  Compensation    Income       Deficit    Equity
                                    ------   -------   -------    ------   --------  ------------   -------       -------    ------
Balance--March 31, 1998.......... 17,592,600   $  18   $  2,318    $(500)  $    --      $(1,216)    $    --     $    (190) $    430
Issuance of common stock.........  2,959,000       3      1,247      500        --           --          --            --     1,750
Deferred compensation related
 to stock options................         --      --        328       --        --         (328)         --            --        --
Amortization of deferred stock
 compensation....................         --      --         --       --        --          349          --            --       349
Net loss.........................         --      --         --       --        --           --          --        (1,284)   (1,284)
                                  ----------   -----   --------    -----   -------      -------     -------   -----------  --------
Balance--March 31, 1999.......... 20,551,600      21      3,893       --        --       (1,195)         --        (1,474)    1,245
Issuance of common stock......... 12,893,464      12     99,775       --        --           --          --            --    99,787
Deferred compensation related
 to stock options................         --      --        874       --        --         (874)         --            --        --
Amortization of deferred stock
 compensation....................         --      --         --       --        --        1,779          --            --     1,779
Issuance of common stock for
 broadband services..............  1,952,940       2      4,998       --    (5,000)          --          --            --        --
Amortization of cost of
 warrants issued for services....         --      --        178       --        --           --          --            --       178

Net loss.........................         --      --         --       --        --           --          --       (11,688)  (11,688)
                                  ----------   -----   --------    -----   -------      -------     -------   -----------  --------
Balance--March 31, 2000.......... 35,398,004      35    109,718       --    (5,000)        (290)         --       (13,162)   91,301
Issuance of common stock.........    580,940       1        225       --        --           --          --            --       226
Amortization of deferred stock
 compensation....................         --      --         --       --        --          171          --            --       171
Application of credits for
 broadband services..............         --      --         --       --       406           --          --            --       406
Amortization of warrants issued
 for services....................         --      --        554       --        --           --          --            --       554
Unrealized gains on  available-
 for-sale securities.............         --      --         --       --        --           --         281            --       281
Net loss.........................         --      --         --       --        --           --          --       (48,778)  (48,778)
                                  ----------   -----   --------    -----   -------      -------     -------   -----------  --------
Balance--March 31, 2001.......... 35,978,944   $  36   $110,497    $  --   $(4,594)     $  (119)    $   281   $   (61,940)   44,161
                                  ==========   =====   ========    =====   =======      =======     =======   ===========  ========

          See accompanying notes to consolidated financial statements

                            DATA RETURN CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                                     Year Ended March 31

                                                                                          ------------------------------------------
                                                                                           2001             2000             1999
                                                                                         --------         --------         --------
Operating activities:
Net Loss                                                                                 $(48,778)        $(11,688)        $ (1,284)

Adjustment to reconcile net loss to net cash used in operations:
   Noncash items included in net loss:
             Depreciation                                                                  14,082            2,036              129
             Amortization                                                                     881               --               --
             Stock based compensation expense                                                 171            1,779              349
             Provision for bad debts                                                        3,547              526               40
             Amortization of warrants issued for services                                     554              178               --
             Loss on disposal of assets                                                        63               --               --
   Changes in operating assets and liabilities:
             Accounts receivable                                                           (6,595)          (5,579)            (317)
             Prepaids and other assets                                                        573           (1,931)             (23)
             Accounts payable and accrued expenses                                          2,887            3,803              252
             Deferred revenue                                                               3,510            1,921              209
                                                                                         --------         --------         --------

Net cash used in operations                                                               (29,105)          (8,955)            (645)

Investing activities:
             Capital expenditures                                                         (13,415)          (5,953)            (814)
             Purchase of available-for-sale securities                                    (37,889)              --               --
             Proceeds from available-for-sale securities                                   11,089               --               --
             Restricted cash                                                                   --              125             (125)
                                                                                         --------         --------         --------
Net cash used in investing activities                                                     (40,215)          (5,828)            (939)

Financing activities:
             Proceeds from notes payable                                                       --              804              250
             Payments on notes payable and capital lease obligations                       (9,764)          (1,227)             (47)
             Net proceeds from issuance of common stock                                       226           99,787            1,750
                                                                                         --------         --------         --------
Net cash (used in) provided by financing activities                                        (9,538)          99,364            1,953

Net (decrease) increase in cash                                                           (78,858)          84,581              369

             Beginning cash                                                                85,424              843              474
                                                                                         --------         --------         --------
             Ending cash                                                                 $  6,566         $ 85,424         $    843
                                                                                         ========         ========         ========
Supplemental disclosure of cash flows information:
             Cash paid for interest                                                      $  2,950         $    204         $     11
                                                                                         ========         ========         ========
Non cash activities:
             Deferred compensation                                                       $     --         $    874         $    328
                                                                                         ========         ========         ========
             Equipment acquired under capital lease                                      $ 23,686         $ 17,232         $     51
                                                                                         ========         ========         ========
             Warrants to acquire common stock issued
                   for services                                                          $     --         $  2,225         $     --
                                                                                         ========         ========         ========
             Common stock issued for broadband services                                  $     --         $  5,000         $     --
                                                                                         ========         ========         ========

         See accompanying notes to consolidated financial statements.

                            DATA RETURN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended March 31, 2001, 2000 and 1999

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

  The Company closed completed its initial public offering of common stock on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $85.9 million

  The Company believes that its current cash and investment balances should be sufficient to meet its working capital and capital expenditure requirements through March 31, 2002. The Company will continue to incur negative cash flows during fiscal 2002 and thereafter. Therefore, it will be required to use its cash and other liquid resources to support its operations. If the Company does not achieve the results of operations that it expects as a result of lower than expected revenues, higher than expected expenses or other possible adverse developments, then the Company would be required either to secure additional sources of capital to continue operating at its current level or to curtail its current operations. The Company's operating activities on a long-term basis may require it to obtain additional equity or debt financing. The Company finances under capital or operating leases substantially all of the equipment it uses to provide services to its customers. As a result, the Company's investments in this type of equipment will require it to obtain additional lease or other financing in the future. If the Company requires additional financing for any reason, there can be no assurance that such additional financing will be available to it on acceptable terms, or at all. In the event the Company is unable to raise additional capital, it may be required to substantially reduce or curtail operations.

Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Revenues are primarily derived from monthly recurring hosting service fees and from set-up fees. Shared hosting services, in which more than one customer shares the same server and typically generate $500 or less per month, do not require a contract. Dedicated server offerings, in which each customer has one or more servers that are dedicated for its use, More complex services require a contract that is generally 12 to 24 months in length. Dedicated server offerings include clustered configurations, in which we utilize two or more dedicated servers to distribute content and functionality across multiple servers or, in the case of multi-site clusters, across multiple data centers. Revenues from these contracts are recognized ratably over the contractual period as service is delivered. Payments received for billings in advance of providing services are deferred until the period such services are provided.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

  Effective April 1, 2000, the Company changed its method of accounting for set-up fee revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, the Company has recognized set-up revenue, in accordance with industry practice, upon completion of the deployment of the hardware and software used by the Company to provide services installation of the managed Web hosting solution. The direct costs associated with the installation are expensed as incurred. Under the new accounting method adopted in January 2001 retroactive to April 1, 2000, the Company now recognizes set-up revenue over the contract term, generally 12 months. The Company continues to expense direct costs associated with set-up as the costs are incurred.

  The cumulative effect of the change on prior years resulted in a net charge of $1.62 million, which is included in the Consolidated Statement of Operations for the year ended March 31, 2001. The effect of the change on the year ended March 31, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $408,000 ($0.01 per share). For the year ended March 31, 2001, the Company recognized revenue of $1.62 million that was included in the cumulative effect adjustment as of April 1, 2000. With the adoption of SAB 101, there was no economic impact to the Company's business operations or cash flow. There was also no material effect to the Company's consolidated financial statements. The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods.

 Concentrations of Credit Risk

  Financial instruments that potentially expose the Company to credit risk consist primarily of cash, cash and equivalents, available-for-sale securities and accounts receivable. The Company places its cash, cash equivalents and available-for-sale securities with reputable institutions. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk with such respect to cash, cash equivalents and available-for-sale securities. Accounts receivable are due from commercial entities to which credit is extended based on evaluation of the customer's financial condition. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations for all periods presented.

 Customer and Geographic Concentrations

  The Company's largest customer accounted for approximately 18% of total revenues during the year ended March 31, 2001. No other customers accounted for greater than 10% of revenues for the years ended March 31, 2001, 2000 or 1999.

  Revenues from international customers were approximately $2,283,000, $516,000 and $189,000 for fiscal 2001, 2000 and 1999, respectively. The Company's international revenues were primarily generated from customers located in Europe and Canada. In fiscal 2001, revenues from customers located in Europe and Canada accounted for approximately 2.2% and 1.7% of total revenues, respectively. Total assets from international operations, comprised of accounts receivable, were 0.6% of total assets as of March 31, 2001.

 Cash and Equivalents

  Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. As of March 31, 2001, cash equivalents consisted principally of money market funds at several financial institutions.

 Available-for-Sale Securities

  Available-for-sale securities are comprised of debt securities for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell the security. In

                            DATA RETURN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   Years Ended March 31, 2001, 2000 and 1999

accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

  At March 31, 2001, the realized gains on sales of available-for-sale securities totaled $55,000. The net adjustment of unrealized gains of $281,000 has been recorded as a separate component of shareholders' equity. There were no available-for-sale securities in fiscal years 2000 and 1999.


                                                                                                 Unrealized          Unrealized
                                                               Amortized          Market          Holding             Holding
                                                                 Cost              Value            Gains              Losses
                                                             -------------      ----------      --------------      --------------
                                                                                        (in thousands)
March 31, 2001:
Corporate debt securities:
        Money market funds.............................      $       1,996      $    1,996      $            -      $            -
        Corporate bonds and notes......................             10,696          10,794                  98                   -
                                                             -------------      ----------      --------------      --------------
             Total corporate debt securities...........             12,692          12,790                  98                   -
Asset backed securities................................              5,129           5,196                  67                   -
U.S. government and government
   agency securities...................................              8,698           8,814                 116                   -
                                                             -------------      ----------      --------------      --------------

Total investment in available-for-sale securities......      $      26,519      $   26,800      $          281      $            -
                                                             =============      ==========      ==============      ==============

  The amortized cost and fair value of available-for-sale debt securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                    Estimated
                                                   Cost             Fair Value
                                              --------------       ------------
                                                        (in thousands)

Due in one year or less                           $23,392            $23,602
Due after one year through three years              1,713              1,744
Due after three years                               1,414              1,454
                                                  -------            -------
                                                  $26,519            $26,800
                                                  =======            =======


 Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the property and equipment, generally three years for computer equipment and up to seven years for furniture and fixtures. Equipment acquired under capital leases is amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset, generally three years. The costs of software licenses are amortized over the shorter of the term of the licenses or the

                           DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

estimated useful life of the software, generally two years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

  The Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software
configuration, upgrades and enhancements.   Software is amortized over its
estimated useful life, generally two years.

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

 Fair Value of Financial Instruments

  The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these instruments. Management believes the carrying amount of capital leases and notes payable are not materially different from the estimated fair value based on prevailing interest rates for similar financial instruments.

  Available-for-sale securities consist of investments in debt securities and are stated at fair market value as determined by quoted market prices. Gross unrealized gains, which have been included as a separate component of shareholders' equity, were $281,000 at March 31, 2001. No unrealized holding gains or losses were recognized during the years ended March 31, 2000 and 1999.

 Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expense amounted to $3,413,000, $661,000, and $296,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

 Stock-based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS 123, the Company has elected to continue to measure the cost of its stock-based compensation plans using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

 Income Taxes

  Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation reserves are provided for the deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

                           DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

 Segment Reporting

  Under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, the Company operated, for all periods presented, in a single segment.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for the Company April 1, 2001. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

 Net Loss Per Share

  Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period for basic and diluted earnings per share. Common stock equivalents are not considered in the calculation of diluted earnings per share as the Company has incurred a loss for all periods presented and the effect of common stock equivalents would be anti-dilutive. Thus, the 8,896,493 employee stock options and warrants to acquire 345,910 shares of common stock are not included in the calculation.

 Reclassifications

  Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

2.    Property and Equipment

      Property and equipment consists of the following:

                                                           March 31,
                                                           ---------
                                                        (in thousands)
                                                       2001          2000
                                                       ----          ----
Electronics and computer equipment..............    $ 44,313      $ 20,910
Leasehold improvements..........................       5,767           586
Furniture and office equipment..................       4,592           792
Computer software...............................       3,961         1,397
Other depreciable assets........................       2,547           520
                                                    --------       -------
                                                      61,180        24,205
Less accumulated depreciation and amortization..     (17,076)       (2,178)
                                                    --------       -------
                                                    $ 44,104      $ 22,027
                                                    ========       =======

  Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $40,918,000 and $17,232,000 at March 31, 2001 and 2000, respectively. Related allowances for depreciation and amortization are $11,337,000 and $1,121,000, respectively.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

3.  Accrued Expenses

    Accrued expenses consist of the following:


                                                        March 31,
                                                        ---------
                                                    (in thousands)
                                                   2001        2000
                                                   ----        ----

Accrued payroll................................   $1,700      $1,013
Marketing costs................................    1,306          --
Commissions....................................      137         184
Professional fees..............................      183         157
Other..........................................      939         851
                                                  ------      ------
                                                  $4,265      $2,205
                                                  ======      ======

4.  Notes Payable

    On December 29, 1999, the Company entered into a $2 million revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2001 and outstanding balances accrue interest at the bank's base rate (8% at March 31, 2001). As of March 31, 2001, there was no outstanding balance under the facility, and no borrowings have occurred since entering into the agreement. The facility is secured by certain equipment that was unencumbered as of the date of the facility and all accounts receivable outstanding. Under certain limited circumstances, the Company could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

    In October 1999, the Company entered into a credit agreement with an insurance company to finance certain of its insurance obligations. The agreement bears interest at a rate of 10.5% per annum and required payments of $69,000 monthly through September 2000. The balance of the note payable was zero and $434,000 at March 31, 2001 and 2000, respectively.


5.  Shareholders' Equity

 Common Stock

    The Company has issued 5,705,964 shares of common stock to private investors, including the transaction with Microsoft Corporation described below and Compaq Computer Corporation, for net proceeds of $13.9 million. The Company closed its initial public offering on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $85.9 million.

    Pursuant to a Stock Sales Agreement (the Agreement) dated February 20, 1998, between the Company and a private investor, the Company sold 2,152,000 shares of its common stock for $0.46 per share. The Agreement provided for the issuance of the shares in return for $500,000 cash and a promissory note in the amount of $500,000 that was repaid in February 1999. The Agreement provided the investor the right to acquire an additional 2,690,000 shares of the Company's common stock during a specified period in 2001 for $0.37 per share and provided the Company the right to require the investor to purchase the shares for a period beginning in February 1999 through August 2001. In February of 1999, the Company exercised its rights under the Agreement and sold 2,690,000 shares of its common stock to the investor for $0.37 per share.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

     On July 26, 1999, Level 3 Communications, Inc. (Level 3) acquired 1,952,940 shares of the Company's common stock in exchange for a $5.0 million credit to be applied to the purchase of future broadband services. The Company has recorded the prepaid broadband services acquired in the agreement as a contra equity account. The Company has begun applying credits against payments for services in excess of the minimum purchases required under the Strategic Marketing and Sales Agreement (See Note 6) beginning on January 1, 2001. The Company has a limited right to reacquire the stock in the event that Level 3 fails to fulfill its obligations under the Service Credit Agreement (See Note 6). The number of shares subject to the Company's right to reacquire the stock will be reduced pro rata in each quarter of calendar year 2001 by the greater of the credit applied to future purchases of bandwidth or 25% of the total shares. The stock can be reacquired by the Company at the original purchase price by the Company's forgiveness of the remaining balance of the credit. In the event the Company's right to reacquire the stock is exercised, Level 3 is required to pay the Company $750,000, reduced ratably, based on the amount of bandwidth credit used by the Company. During the fourth quarter of fiscal 2001, 25% of the shares acquired by Level 3 under this agreement (488,235 shares) vested.

     On October 28, 1999 the Company closed an equity transaction with Microsoft. The Company issued 454,546 shares of its common stock and an immediately exercisable five-year warrant to acquire an additional 340,910 shares of its common stock for $11 per share. The Company estimated the value of the warrant to be $2.1 million using a Black-Scholes pricing model. The value of the warrant is being amortized and recorded as additional paid-in capital over the five year term of the Development, License and Co-Marketing Agreement (See
Note 6).

  Warrants

     In March 2000, the Company issued an immediately exercisable three-year warrant to an advertising agency to acquire 5,000 shares of common stock at an exercise price of $49.19 per share. The warrant was valued at $25.19 per share using a Black Sholes valuation model. The value of this warrant has been amortized and recorded as additional paid-in capital over the twelve-month term of the agreement entered into with the advertising agency.

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

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

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

Stock-based Compensation Arrangements

     The Company's 1998 Stock Option Plan (the 1998 Plan) provides for the issuance to employees of options to acquire 3,308,700 shares of common stock. The options are to be issued at fair market value, as defined, and vest as approved by the Board of Directors. Options generally expire 10 years from the date of grant and generally expire 90 days after termination of employment. The vesting period for options to acquire 1,392,575 shares of common stock accelerated to the effective date of the registration statement filed by the Company for the initial public offering of its common stock.

  1999 Long-Term Incentive Plan

     In July 1999, the Company adopted the 1999 Long-Term Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of up to 5,000,000 options to acquire its common stock.

     The following table summarizes the stock option activity related to the
Company:

                                                                                                  Weighted
                                                              Number of        Per Share          Average
                                                               Shares       Exercise Price     Exercise Price
                                                               ------       --------------     --------------
Outstanding options--September 22, 1997..................              --    $          --         $       --
     Granted.............................................       3,577,700             0.02               0.02
                                                              -----------    -------------     --------------

Outstanding options--March 31, 1998......................       3,577,700             0.02               0.02
     Granted.............................................       1,069,275        0.08-0.17               0.15
                                                              -----------    -------------     --------------

Outstanding options--March 31, 1999......................       4,646,975        0.02-0.17               0.05
     Granted.............................................       2,913,554       0.19-84.81              11.24
     Forfeited...........................................        (128,740)      0.23-58.13               4.17
                                                              -----------    -------------     --------------

Outstanding options-- March 31, 2000.....................       7,431,789       0.02-84.81               4.37
     Granted.............................................       2,749,080       2.88-38.25              17.48
     Exercised...........................................        (580,940)       0.02-2.56               0.39
     Forfeited...........................................        (613,436)      0.17-70.13              18.58
                                                              -----------    -------------     --------------

Outstanding options-- March 31, 2001.....................       8,986,493       0.02-84.81               7.67
                                                              ===========
Options exercisable--March 31, 2001......................       5,355,918       0.02-84.81               1.81
                                                              ===========

The weighted-average fair value of options granted during the years ended March 31, 2001, 2000 and 1999 was $16.95, $7.24, and $ 0.32, respectively.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

  The following table summarizes information about stock options outstanding as of March 31, 2001:

                                        Weighted Average                                              Weighted
    Range of            Shares              Remaining         Weighted Average        Number          Average
 Exercise Prices      Outstanding       Contractual Life       Exercise Price       Exercisable    Exercise Price
 ---------------      -----------       ----------------       --------------      ------------    --------------
 $0.02 - $ 0.02         3,408,250                   6.80               $ 0.02           3,401,525          $ 0.02
 $0.08 - $ 1.31         1,877,890                   7.96               $ 0.28           1,524,731          $ 0.20
 $1.66 - $18.94         1,967,142                   9.09               $ 8.34             321,329          $10.54
 $19.5 - $84.81         1,733,211                   9.08               $29.96             108,333          $54.78
                        ---------                                                       ---------
                        8,986,993                                                       5,355,918
                        =========                                                       =========

     Certain employees of the Company have been granted options under the 1998 Plan to purchase shares of the Company's common stock at less than fair market value. Under a separate plan, an employee was granted 3,308,700 options that vest over 4 years at a price below fair market value. The vesting period for the 3,308,700 options accelerated to the effective date of the registration statement filed by the Company. The Company recorded deferred stock compensation of zero, $874,000 and $328,000 for the years ended March 31, 2001, 2000 and 1999, respectively, for the difference between the exercise price and the deemed fair value of the Company's common stock underlying certain options granted. These amounts are being amortized over the vesting period of the individual options, generally four years. The stock compensation expense charged to income amounted to $171,000, $1,852,000 and $349,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

     At March 31, 2001, there were 1,776,395 shares reserved for issuance under the Company's option plans.

     As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     SFAS No. 123 requires the disclosure of pro forma net loss and net loss per share as if the Company had adopted the fair value method since September 22, 1997 (inception). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for determining the fair value of employee option grants were made using the Black-Scholes Single Option Method using the following weighted average assumptions:

                                          Years Ended March 31
                                        2001     2000       1999
                                        ------------------------
          Expected life                 8.6      5.0        4.0
          Risk-free interest rate       5.7%     6.3%       6.0%
          Volatility factor             1.4      0.8        0.0
          Dividend rate                 0.0%     0.0%       0.0%

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss attributable to holders of common stock and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                             Years Ended March 31,
                                                          2001        2000        1999
                                                      --------------------------------
     Net loss applicable to common shareholders:
       As reported:                                   ($48,778)   ($11,688)    ($1,284)
     Pro Forma:                                       ($63,252)   ($14,643)    ($1,375)
     Basic and diluted net loss per share:
       As reported:                                     ($1.37)     ($0.40)     ($0.07)
       Pro Forma:                                       ($1.77)     ($0.50)     ($0.07)

6.   Significant Contracts

  Level 3 Agreements

     The Company entered into a Strategic Marketing and Sales Agreement (the Agreement) with Level 3 on July 1, 1999. The Strategic Marketing and Sales Agreement provides that the Company will acquire most of its requirements for co-location space, technical assistance, broadband service and private line service (collectively, the Services) from Level 3 over a five-year period commencing with the date of the Agreement. The Company is also required to purchase at least an additional $8.3 million of bandwidth and colocation services over the next four years. The quarterly commitment is $300,000 per quarter through July 2001, $400,000 per quarter during the next 12 months, $600,000 per quarter during the next 12 months and $1.0 million per quarter during the final 12 months of the agreement. The prices the Company will pay Level 3 for the Services over the term of the Agreement are based upon Level 3's then-current prices to other companies purchasing similar quantities. Management believes adequate alternative sources of the Services are available. Payments for the minimum annual purchase commitments will be required regardless of whether the Company uses the Services.

     The Company entered into a Service Credit Agreement on July 23, 1999. Under the Service Credit Agreement, Level 3 acquired 1,952,940 shares of the Company's stock in exchange for a $5.0 million credit. On January 1, 2001, the Company became eligible to apply the $5.0 million credit to purchases in excess of the minimum annual commitments required by the Strategic Marketing and Sales Agreement. As of March 31, 2001, the Company applied for a $406,000 credit, which was credited to the Company in May, 2001. Pricing of the services provided and paid for with the credit will be based on Level 3's established market prices at the time the service is provided.

  Microsoft Agreements

     On September 3, 1999, the Company entered into a five-year Development, License and Co-Marketing Agreement with Microsoft Corporation (See Note 5). Under the agreement, the Company delivered proprietary installation tools for three specific applications that are used on Microsoft NT. Modifications to the tools will be cross-licensed between Data Return and Microsoft. The Company also trained Microsoft's employees and customers in the use of the tools. Microsoft has the sole right to terminate the agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis. Also as part of the agreement, Microsoft provided one hundred hours of technical consulting and writing services during the development of the tools. Microsoft has the right to review certain installation tools that the Company may develop over the next five years and to receive a percentage of any revenues earned from the licensing or exploitation of those tools.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

  ASP and Server Agreement

     In connection with a $3.0 million equity investment by Compaq, the Company entered into a three-year agreement in July 1999 to acquire the lesser of 2,000 servers or the number of servers reasonably necessary to operate the Company's business. At March 31, 2001, approximately 1,800 servers had been acquired under this agreement. The requirement to purchase the servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the servers being reasonably satisfactory to the Company and upon Compaq's commitment to deliver these servers on the schedule the Company requests. The Company has purchased substantially all of its computer hardware from Compaq. Management believes that adequate alternative sources of computer hardware are available.

7.   Income Taxes

     At March 31, 2001, 2000 and 1999, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                March 31,
                                                                                ---------
                                                                              (in thousands)
                                                               2001                2000              1999
                                                               ----                ----              ----
Deferred tax liability.................................      $      -           $   750            $     -
Deferred tax assets:
       Net operating loss carryforward.................      $ 18,908           $ 4,443            $   333
       Stock-based compensation........................         1,142               874                139
       Accrued expenses................................           855               124                 22
       Deferred revenue................................           599                 -                  -
       Allowance for bad debts.........................           588               122                  7
       Property and equipment..........................            66
       Other...........................................             4                 -                  -
                                                             --------           -------            -------
Total deferred tax assets..............................        22,162             5,563                501
       Less: valuation allowance.......................       (22,162)           (4,813)              (501)
                                                             --------           -------            -------
Deferred tax asset, net of valuation allowance.........      $      -           $   750            $     -
                                                             --------           -------            -------
       Net deferred tax asset (liability)............        $      -           $     -            $     -
                                                             ========           =======            =======

     At March 31, 2001, the Company has approximately $51 million of federal net operating loss carryforwards, which begin to expire in 2019. The Company has approximately $50 million of state net operating losses as of March 31, 20001.

     At March 31, 2001, the Company has recorded a valuation allowance against its net deferred tax assets in accordance with SFAS 109 because management believes that, after considering all the available objective evidence, it is more likely than not that the deferred tax assets will not be realized.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999


8.   Commitments

  Leases

     The Company leases office space, office equipment, and revenue-generating equipment under capital and operating leases. Future non-cancelable lease payments under the Company's lease commitments at March 31, 2001 are as follows:

                                                                              Operating      Capital
                                                                                Leases
                                                                              --------       -------
     2002...............................................................      $ 4,095       $ 15,882
     2003...............................................................        4,041         15,158
     2004...............................................................        1,476          4,344
     2005...............................................................          899            356
     2006...............................................................          886              0
                                                                              -------       --------
     Total..............................................................      $11,397       $ 35,740
                                                                              =======
Less amount representing interest.......................................                      (4,694)
                                                                                            --------
Present value of lease payments.........................................                      31,046
Current portion of capital leases.......................................                     (12,873)
                                                                                            --------
Noncurrent portion of capital leases....................................                    $ 18,173
                                                                                            ========

     The Company recorded rent expense of $3,631,000, $606,000, and $61,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Bandwidth and CoLocation Agreements

     The Company has entered into agreements for bandwidth, colocation space and dedicated Internet access with multiple vendors, primarily Level 3. Future commitments for these services at March 31, 2001 are as follows:

     2002.....................................................   $ 3,806
     2003.....................................................     4,269
     2004.....................................................     5,095
     2005.....................................................     2,035
                                                                 -------
     Total                                                       $15,205
                                                                 =======

9.   Contingencies

     The Company may from time to time be subject to claims and litigation arising from the normal course of its business operations.

     In January 2001, the Company entered into a guarantee with a financial institution pursuant to which the Company guaranteed up to $5.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. In June 2001, this guarantee was replaced with a new guarantee that reduced the amount to $2.0 million. Based on a closing price of $1.95 on June 22, 2001, the value of the collateral in the limited partnership's account with this financial institution exceeded the amount of the margin debt by approximately 50%.

     Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, if the Company is required to pay any amounts under the guarantee, the limited partnership and Mr. Vanderbeck would be required to repay any amounts paid by the Company under such guarantee. Mr. Vanderbeck and the Company have also agreed to grant the Company a security interest in certain properties. Mr. Vanderbeck and the limited partnership are required to take steps to reduce the amount of the margin debt to a sufficient level to allow the guarantee to be released as soon as reasonably practicable. The limited partnership also has margin debt with another financial institution; however, based on a closing price of $1.95 on June 22, 2001, the net assets of the limited partnership exceed the amount of the guarantee by more than 100%.

10.  Subsequent Events

     On May 11, 2001, the Company reduced its workforce by 94 employees. The reduction in workforce was a result of slower than anticipated growth and increased process and other operational efficiencies. As a result of this workforce reduction, the Company anticipates a one-time restructuring charge of $1.0 million to $1.5 million in the first quarter of fiscal 2002. Giving effect to this reduction, on May 12, 2001,

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

our employee base consisted of the following: 194 in systems operations and service and support, 90 in general and administrative functions, 110 in marketing and sales and 49 in product research and development.

11.  Selected Quarterly Financial Data

The following is a summary of unaudited quarterly results of operations for the years ended March 31, 2001 and 2000 (in thousands):

                                                                     2001 (000's)
                                                    First Quarter                   Second Quarter
                                                    -------------                   --------------
                                             As previously  As restated        As previously  As restated
                                                reported      (1) (2)            reported          (1)
                                                --------      -------            --------          ---
Revenue                                      $    9,247     $    9,080         $   12,372     $    12,356
Net Loss before cumulative effect of
 accounting change                               (8,683)        (8,850)           (12,548)        (12,564)
Cumulative effect of accounting
 change                                               -         (1,626)                 -               -
Net loss                                         (8,683)       (10,476)           (12,548)        (12,564)
Loss per share before cumulative
 effect of accounting change                 $     0.24     $    (0.25)        $     0.35     $      0.35
Loss per share for cumulative effect
 of accounting change                                 -     $     0.05                  -               -
Loss per share                               $     0.24     $     0.30         $     0.35     $      0.35

                                                    Third Quarter                   Fourth Quarter
                                                    -------------                   --------------
                                             As previously  As restated
                                               reported         (1)
                                               --------         ---
Revenue                                      $   14,063     $   14,246              $       14,386
Net Loss before cumulative effect of
 accounting change                              (13,055)       (12,872)                    (12,866)
Cumulative effect of accounting
 change                                               -              -                           -
Net loss                                        (13,055)       (12,872)                    (12,866)
Loss per share before cumulative
 effect of accounting change                 $     0.36     $     0.36              $         0.36
Loss per share for cumulative effect
 of accounting change                                 -              -                           -
Loss per share                               $     0.36     $     0.36              $         0.36

                                                                    2000 (000's)
                                                              Second                          Fourth
                                           First Quarter      Quarter     Third Quarter       Quarter
                                           -------------      -------     -------------       -------
Revenue                                     $     1,228      $  1,726     $      3,414       $  5,466
Net Loss before cumulative effect of
 accounting change                                 (638)       (1,922)          (4,033)        (5,098)
Net loss                                    $      (635)     $ (1,922)    $     (4,033)      $ (5,098)
Loss per share                              $     (0.03)     $  (0.07)    $      (0.12)      $  (0.14)

     (1)  Restated for the effect of the implementation of SAB 101 (See Note 1).
     (2) Of the $1,626,000 deferred on the implementation of SAB 101, $624,084, $524,911, $350,119 and $125,831 was recognized in revenue for the quarters ended June 30, 2000, September 30, 2000, December 31, 2000 and March 31, 2001, respectively.

                            DATA RETURN CORPORATION

                   Years Ended March 31, 2001, 2000 and 1999

                                  Schedule II

                       Valuation and Qualifying Accounts
                                 (In thousands)


                                         Balance at         Charged to                         Balance at
                                         Beginning          Costs and                          End
        Description                      of Period          Expenses      Deductions           of Period
                                         ----------         ---------     ----------           ----------
For the year ended March 31, 1999
  Deduct from asset accounts:
    Allowance for doubtful accounts         $     7          $    40          $    27 (1)         $    20

    Deferred tax valuation allowance             65              436                0                 501

For the year ended March 31, 2000
  Deduct from asset accounts:
    Allowance for doubtful accounts         $    20          $   592          $   284 (1)         $   327

    Deferred tax valuation allowance            501            4,312                0               4,813

For the year ended March 31, 2001
  Deduct from asset accounts:
    Allowance for doubtful accounts         $   327          $ 3,547          $ 2,285 (1)         $ 1,589

     (1)  Uncollectible accounts written off, net of recoveries.