Form 10-K/A
period 2001-03-31
DATA RETURN CORP
filed 2001-07-30
CIK 1088330

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Common Stock held by nonaffiliates as of July 23, 2001: $16,444,530


Number of shares of Common Stock outstanding as of July 23, 2001: 36,113,929


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
None.

The following items of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 are hereby amended. Each such item is set forth herein in its entirety, as amended.

PART  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................    3
III   ITEM 11  EXECUTIVE COMPENSATION...............................................    4
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......    7
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................    8

================================================================================

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

     Jason A. Lochhead, a co-founder of the Company, has served as Vice President - Chief Technology Officer since November 1999 and previously served as Vice President - Research and Product Development. Mr. Lochhead has served as a director since the Company's inception. From September 1996 until August 1997, Mr. Lochhead was an independent consultant. Previously, from September 1995 to September 1996, while employed by Software Spectrum, Mr. Lochhead served as an independent consultant to Microsoft where he served as a product support engineer for Microsoft Mail and Microsoft Exchange. While at Software Spectrum, Mr. Lochhead also served as the Microsoft Mail Gateway team lead for the period from March 1996 to September 1996. From July 1993 to September 1995, Mr. Lochhead was a System Administrator at Hughes Training, a division of Hughes Aircraft. Mr. Lochhead is a Microsoft Certified Systems Engineer.

     Joseph M. Grant has served as a director since April 2000. Mr. Grant has been Chairman of the Board and Chief Executive Officer of Texas Capital Bancshares, Inc. since April 1998. Mr. Grant served as Chief Financial Officer of Electronic Data Systems, Inc. ("EDS") from December 1990 to March 31, 1998 and an Executive Vice President after the consummation of the split-off of EDS from General Motors Corporation on June 7, 1996. Prior to that time he had been a Senior Vice President of EDS since February 1992. Prior to joining EDS in December 1990, he served as executive vice president and chief systems officer for American General Corporation from 1989 to 1990 and as chairman of the board and chief executive officer of Texas American Bancshares Inc. from 1986 to 1989. Mr. Grant has a bachelor's degree from Southern Methodist University. Mr. Grant also earned a M.B.A. in finance and a Ph.D. in finance and economics from the University of Texas at Austin.

     Robert Ted Enloe, III has served as a director since August 2000. Mr. Enloe has been managing partner of Balquita Partners, Ltd., a real estate and securities investment partnership, since 1996. Mr. Enloe served as a member of the Officer of the Chief Executive of Compaq from April to July 1999. From 1975 to 1996 he was President, and from 1992 to 1996 Chief Executive Officer, of Liberte Investors, Inc. Mr. Enloe is also a director of Leggett & Platt, Inc., Advanced Switching Communications, Inc. and Compaq Computer Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers whose total salary and bonus for fiscal 2001 exceeded $100,000 (each a "named executive officer," and collectively, the "named executive officers").

                                                                                                              Long-Term
                                                                                                            Compensation
                                                                        Annual Compensation                    Awards
                                                          -----------------------------------------------
                                                                                             Other             Shares
                                               Fiscal                                        Annual          Underlying
       Name and Principal Position              Year          Salary         Bonus        Compensation         Options
------------------------------------------  ------------  ---------------  ----------  ------------------  ---------------
Sunny C. Vanderbeck.......................          2001         $150,000     $13,000               --              25,000
 Chairman and Chief Executive Officer               2000          130,000      55,950               --                  --
                                                    1999           95,000       5,000               --                  --

Robert A. Prosen..........................          2001          172,800      22,000               --             375,000
 Chief Operating Officer

Michael S. Shiff..........................          2001          190,000      70,700               --              15,000
 Executive Vice President                           2000          175,000      66,610               --                  --
                                                    1999          150,000       8,610         $ 40,000(1)        3,308,700

Kenneth S. Garber.........................          2001          132,500          --          129,000              15,000
 Senior Vice President - Marketing, Sales
  and Business Development                          2000           70,400       3,400           29,400

J. Todd Steitle...........................          2001          161,500      16,600            6,300             115,000
 Senior Vice President - Product
  Development                                       2000           76,600      17,100               --             339,962

__________________

     (1) Other annual compensation for Mr. Shiff consists of deferred salary.
     (2) Other annual compensation for Mr. Garber and Mr. Shiff consists of commissions.

  Option/SAR Grants in Fiscal 2001






                                                                                                               Potential Realizable
                                                         Individual Grants                                       Value at Assumed
                               Number of              Percent of                                              Annual Rates of Stock
                         Securities Underlying      Total  Options                                            Price Appreciation for
                                Options               Granted to                                               Option Term ($) (1)
                                Granted               Employees      Exercise Price         Expiration         -------------------
        Name             (number of shares)(2)      in fiscal 2000    Per Share ($)           Date              5%           10%
        ----             ---------------------     ---------------    -------------           ----              --           ---
Sunny C. Vanderbeck.....               25,000                0.93             21.13   April 17, 2010            332,135      841,695
Robert A. Prosen........              150,000                5.56             24.38   April 20, 2010          2,299,396    5,827,121
                                       50,000                1.85             19.92   August 31, 2010           626,439    1,587,519
                                       25,000                0.93             13.00   November 8, 2010          204,391      517,966
                                      150,000                5.56              5.13   December 4, 2010          483,463    1,225,190
Michael S. Shiff........               25,000                0.93             21.13   April 17, 2010            332,135      841,695
Kenneth S. Garber.......               15,000                0.55             21.13   April 17, 2010            199,281      505,017
J. Todd Steitle.........               15,000                0.55             21.13   April 17, 2010            199,281      505,017
                                      100,000                3.71              4.38   February 16, 2011         275,141      697,262

(1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.
(2) Each amounts represents a single grant of options. One-fourth of each grant becomes exercisable on each of the four one-year anniversaries immediately succeeding the grant date (which is ten years before the expiration date).

Fiscal 2001 Exercises and Year-End Option Values

     The following table sets forth information concerning the value realized upon exercise of options during fiscal 2001 and the number and value of unexercised options held by each of the named executive officers at March 31, 2001. The values set forth in the table have been calculated using the last reported sales price on March 31, 2001, less the per share exercise price, multiplied by the number of shares underlying the option.


                                                                                             Value of Unexercised
                                      Shares                           Number of                 In-the-Money
                                     Acquired                     Unexercised Options             Options at
                                        on         Value         at March 31, 2001 (#)      March 31, 2001 ($) (1)
Name                                 Exercise   Realized($)   Exercisable  Unexercisable  Exercisable  Unexercisable
----                                 --------   -----------   -----------  -------------  -----------  -------------
Sunny C. Vanderbeck................         -             -             -         25,000            -              -
Robert A. Prosen...................         -             -             -        375,000            -              -
Michael S. Shiff...................    75,000  1,567,252.50     3,233,700         25,000    9,636,426              -
Kenneth S. Garber..................   110,000     1,186,100       428,000         15,000    1,202,680              -
J. Todd Steitle....................    70,263    975,375.61       249,175        205,787   406,337.75     121,418.53

(1)  Based on a closing price of $3.00 at March 31, 2001.

Employment Agreements

     Sunny C. Vanderbeck, Michelle R. Chambers, Robert A. Prosen and Stuart A. Walker have employment agreements expiring on June 30, 2002. These agreements provide for:

       . set base salaries; and

       . incentive bonuses determined by the compensation committee or Board of Directors.

     Each of these executives has agreed not to compete with us during the term of the agreement and for two years after resignation or termination for cause or for one year after a termination without cause or any resignation or termination following a change of control. The employment agreements define "cause" as an employee committing an immoral crime, materially breaching the employment agreement or failing to obey written directions of a senior corporate executive. A "change of control" will be deemed to occur if a substantial portion of our ownership changes or the constitution of the board changes during any 15-month period without the approval of our Board of Directors or shareholders. If there has not been a change in control, the agreements provide for the payment of salary for 12 months after any termination by the Company other than for cause. Further, if the termination follows a change of control and is not voluntary, it will be made in a lump sum equal to three times the following items:

        . the highest annualized base salary earned during the employee's employment with us;

        . two times the employee's largest bonus during the last two years;

        . any unpaid expense, reimbursement or accrued but unpaid salary or benefit; and

        . the estimated cost of insurance coverage for the next 12 months.

If the termination is following a change of control and is voluntary, the base salary component of these severance payments will equal 75% of the highest annualized base salary earned during the employee's employment with the Company.

     In addition, upon a change of control, all outstanding options of Mr. Vanderbeck, Ms. Chambers, Mr. Prosen and Mr. Walker will vest.

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

     Mr. Steitle's agreement expired on May 3, 1999 and was automatically renewed for a one-year period in May 1999, 2000 and 2001. His agreement will continue to be renewed automatically for one year periods unless terminated by either party upon notice at least 15 days prior to a renewal date. Mr. Steitle is entitled to a set base salary. Upon termination other than for cause, Mr. Steitle is entitled to his accrued salary. Upon a change of control, or if Mr. Vanderbeck and Ms. Chambers cease to be executive officers, all of Mr. Steitle's unvested options immediately vest. Mr. Steitle has agreed not to compete with us during the term of his agreement and for one year after his agreement.

Compensation Committee Interlocks and Insider Participation

     No officer or employee of the Company or its subsidiaries is a member of the Company's compensation committee.

Compensation of Directors

     The Company does not pay cash fees to any of its directors for serving on the Board of Directors. However, the Company does reimburse directors for travel, lodging and related expenses they may incur in attending Board and committee meetings. In addition, under the 1999 Long-Term Incentive Plan, which was approved and ratified by shareholders in fiscal 2000, non-employee directors receive a one-time grant of an option to purchase 100,000 shares of Common Stock. The options are granted at fair market value on the grant date. On the grant date, 25% of the grant is immediately vested, and the remaining 75% vests in three, equal annual installments beginning one year after the grant date. The options expire 10 years from the grant date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2001 by (i) each director, (ii) each person known to us to own beneficially 5% or more of our common stock, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address of each beneficial owner of 5% or more of our common stock is 222 West Las Colinas Boulevard, Suite 450, Irving, Texas 75039.

     Includes shares of common stock directly and indirectly owned and shares of common stock underlying currently exercisable options as well as those options which will become exercisable within 60 days of March 31, 2001. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

                                                                                            Common Stock
                                                                                         Beneficially Owned
                                                                                         ------------------
                                 Beneficial Owner                           Number of Shares                  Percent of Class
                                 ----------------                           ----------------                  ----------------
          Sunny C. Vanderbeck(1).......................................                 8,172,565                    22.7
          Michelle R. Chambers(2)......................................                 6,463,505                    18.0
          Jason A. Lochhead(3).........................................                   724,530                    2.0
          Robert Ted Enloe, III........................................                         -                    -
          Joseph M. Grant(4)...........................................                    11,733                    *
          Robert A. Prosen(5)..........................................                    38,500                    *
          Michael S. Shiff(6)..........................................                 3,239,950                    8.3
          Kenneth S. Garber(7).........................................                   503,550                    1.4
          J. Todd Steitle(8)...........................................                   283,588                    *
          All directors and executive officers as a group (11
          persons)(9)..................................................                19,974,934                    49.4


          Beneficial Owners of 5% or More (excluding persons named
          above)
          DCR Technology Fund I, Ltd. (1)..............................                 8,166,315                    22.7
          OHG Technology, Ltd. (2).....................................                 6,457,255                    18.0
          Nathan Landow Family Limited Partnership (10)................                 4,090,210                    11.4

     *    Less than 1%.

     (1) The common stock beneficially owned by DCR Technology Fund I, Ltd., a Texas family limited partnership controlled by Mr. Vanderbeck, consists of 8,166,315 shares of our common stock. The common stock beneficially owned by Mr. Vanderbeck also includes 6,250 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.

     (2) The common stock beneficially owned by OHG Technology, Ltd., a Texas family limited partnership controlled by Ms. Chambers, consists of 6,457,255 shares of our common stock. The common stock beneficially owned by Ms. Chambers also includes 6,250 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (3) Consists of 722,030 shares of our common stock owned by Mr. Lochhead and 2,500 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (4) Consists of 3,400 shares of our common stock owned by Mr. Grant and 8,333 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (5) Includes 37,500 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (6) Consists of 3,239,950 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (7) Includes 431,750 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (8) Includes 252,925 shares of our common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.
     (9) Includes 4,090,210 shares of our common stock owned by Nathan Landow Family Limited Partnership, which is controlled by Mr. Landow. The address for Nathan Landow Family Limited Partnership is 4710 Bethesda Avenue, Bethesda, Maryland 20814.
    (10) Includes 4,522,471 shares of common stock issuable pursuant to options that are exercisable within 60 days of March 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2001, we entered into a guarantee with a financial institution pursuant to which the Company guaranteed up to $5.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny
C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. In June 2001, this guarantee was replaced with a new guarantee that reduced the amount to $2.0 million. Based on a closing price of $1.95 on June 22, 2001, the value of the collateral in the limited partnership's account with this financial institution exceeded the amount of the margin debt by approximately 50%.

     As of July 26, 2001, Mr. Vanderbeck had approximately $3.4 million in margin debt with this financial institution secured by approximately 2.1 million shares. Mr. Vanderbeck also has margin debt of $2.6 million with another financial institution secured by 3.9 million shares of our common stock. We have not guaranteed any portion of the second margin account.

     Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, if we are is required to pay any amounts under the guarantee, the limited partnership and Mr. Vanderbeck would be required to repay any such amounts. Mr. Vanderbeck has also granted to us a security interest in certain properties. Mr. Vanderbeck and the limited partnership are required to take steps to reduce the amount of the margin debt to a sufficient level to allow the guarantee to be released as soon as reasonably practicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Data Return Corporation



Date: July 27, 2001                        By:  /s/ Sunny C. Vanderbeck
                                              ----------------------------------
                                           Sunny C. Vanderbeck
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                             Capacity in Which Signed                        Date
      ---------                             ------------------------                        ----
                               Chairman of the Board, Chief Executive Officer and
                                     Director (Principal Executive Officer)
/s/ Sunny C. Vanderbeck                                                                 July 27, 2001
--------------------------
  Sunny C. Vanderbeck

                                             President and Director
/s/ Michelle R. Chambers                                                                July 27, 2001
--------------------------
  Michelle R. Chambers

                             Vice President - Chief Technology Officer and Director
/s/ Jason A. Lochhead                                                                   July 27, 2001
--------------------------
  Jason A. Lochhead
                              Senior Vice President - Chief Financial Officer and
                             Treasurer (Principal Financial and Accounting Officer)

/s/ Stuart A. Walker                                                                    July 27, 2001
--------------------------
  Stuart A. Walker


/s/ Joseph M. Grant                                 Director                            July 27, 2001
-------------------------
  Joseph M. Grant


/s/ Robert Ted Enloe, III                           Director                            July 27, 2001
--------------------------
  Robert Ted Enloe, III