Form 10-Q
period 2001-06-30
DATA RETURN CORP
filed 2001-08-14
CIK 1088330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                        YES    X              NO
                             -----               -----

The registrant had 36,043,550 shares of Common Stock, par value $.001 per share, outstanding as of June 30, 2001.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                   Page
                                                                            ----
           Condensed Balance Sheets at June 30, 2001 (Unaudited) and
              March 31, 2001                                                  3

           Condensed Statements of Operations for the three months
              ended June 30, 2001 and 2000 (Unaudited)                        4

           Condensed Statements of Cash Flows for the three months
              ended June 30, 2001 and 2000 (Unaudited)                        5

           Notes to Condensed Financial Statements (Unaudited)                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

           Risk Factors                                                      14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        26

Item 4.    Submission of Matters to a Vote of Security Holders

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   27

          Signatures                                                         28


                            Data Return Corporation
                            Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                June 30,      March 31,
                                                                                  2001          2001
                                                                               -----------    ---------
Assets                                                                         (Unaudited)
Current assets:
     Cash                                                                        $  8,547      $  6,566
     Investment in marketable securities                                           11,349        26,800
     Accounts receivable, net of allowance for doubtful accounts of $933 and $1,589 at June 30, 2001 and March 31, 2001,
       respectively                                                                 6,837         8,477
     Prepaid and other                                                              1,210         1,189
                                                                                 --------      --------
Total current assets                                                               27,943        43,032
     Property and equipment, net                                                   42,529        44,104
     Other Assets                                                                     491           496
                                                                                 --------      --------
Total assets                                                                     $ 70,963      $ 87,632
                                                                                 ========      ========
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                            $  2,072      $  2,443
     Accrued expenses and other                                                     5,267         4,265
     Deferred revenue                                                               4,717         5,717
     Notes payable and capital lease obligations-current                           13,822        12,873
                                                                                 --------      --------
Total current liabilities                                                          25,878        25,298

Notes payable and capital lease obligations - long term                            16,744        18,173
Commitments and contingencies                                                           -             -
                                                                                 --------      --------
Total liabilities                                                                  42,622        43,471

Shareholders' equity:
     Preferred stock, $.001 par value; 20,000 shares
       authorized, none issued or outstanding                                           -             -
     Common stock, $.001 par value; 100,000 shares
       authorized; 36,044 and 35,979 issued and outstanding
       at June 30, 2001 and March 31, 2001,  respectively                              36            36
     Additional paid-in capital                                                   110,614       110,497
     Pre-paid broadband services                                                   (4,175)       (4,594)
     Deferred stock compensation                                                     (104)         (119)
     Accumulated deficit including comprehensive earnings                         (78,030)      (61,659)
                                                                                 --------      --------
Total shareholders' equity                                                         28,341        44,161
                                                                                 --------      --------
Total liabilities and shareholders' equity                                       $ 70,963      $ 87,632
                                                                                 ========      ========

           See accompanying notes to Condensed Financial Statements

                            Data Return Corporation
                       Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                                               Three Months Ended
                                                                                     June 30
                                                                     ---------------------------------------
                                                                       2001                           2000
                                                                     --------                       --------
Revenues                                                             $ 13,583                       $  9,080

Costs and expenses:
    Cost of revenue                                                    13,158                          9,011
    General and administrative                                          5,936                          4,231
    Marketing and sales                                                 6,886                          4,597
    Product research & development                                      1,219                            772
    Stock- based compensation                                              15                            100
    Restructuring costs                                                 2,191                              -
                                                                     --------                       --------
Total costs and expenses                                               29,405                         18,711
                                                                     --------                       --------
Loss from operations                                                  (15,822)                        (9,631)

Other income (expense):
    Interest income                                                       407                          1,226
    Interest expense                                                     (814)                          (445)
                                                                     --------                       --------
Loss before cumulative effect of change
in accounting principle                                              $(16,229)                      $ (8,850)

Cumulative effect of change in accounting
principle                                                                   -                         (1,626)
                                                                     --------                       --------
Net loss                                                             $(16,229)                      $(10,476)
                                                                     ========                       ========
Basic and diluted net loss per common share:
    Before cumulative effect of change in
    accounting principle                                             $  (0.45)                      $  (0.25)

    Cumulative effect of change in
    accounting principle                                             $      -                       $  (0.05)
                                                                     --------                       --------
Net loss per common share:
    Basic and diluted                                                $  (0.45)                      $  (0.30)
                                                                     ========                       ========
Shares used in computing basic and diluted net loss per share          36,018                         35,443
                                                                     ========                       ========

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                       Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited


                                                                                  Three Months Ended June 30,
                                                                             ------------------------------------
                                                                               2001                         2000
                                                                             --------                     --------
Operating activities:
Net loss                                                                     $(16,229)                    $(10,476)

Adjustments to reconcile net loss to net cash
      (used in) operations:
   Noncash items included in net loss:
      Depreciation and amortization                                             5,070                        2,368
      Stock based compensation expense                                             15                          100
      Provision for bad debts                                                     714                          221
      Amortization of warrants issued for services                                108                          139
      Loss on disposal of assets                                                   22                            -
   Changes in assets and liabilities
      Accounts receivable                                                         926                       (1,550)
      Prepaids and other assets                                                  (158)                      (1,260)
      Accounts payable and accrued expenses                                     1,050                          579
      Deferred revenue                                                         (1,000)                       2,881
                                                                             --------                     --------
Net cash (used in) operating activities                                        (9,482)                      (6,998)

Investing Activities:
      Capital expenditures                                                       (929)                      (4,878)
      Purchase of marketable securities                                             -                      (57,920)
      Sale of marketable securities                                            15,451                            -
      Restricted cash                                                               -                            -
                                                                             --------                     --------
Net cash provided by (used in) investing activities                            14,522                      (62,798)

Financing activities:
      Payments on notes payable and capital lease
      obligations                                                              (3,068)                      (1,903)
      Net proceeds from issuance of stock                                           9                           28
                                                                             --------                     --------
Net cash (used in) financing activities                                        (3,059)                      (1,875)
                                                                             --------                     --------

Net increase (decrease) in cash                                                 1,981                      (71,671)

      Beginning cash                                                            6,566                       85,424
                                                                             --------                     --------
      Ending cash                                                            $  8,547                     $ 13,753
                                                                             ========                     ========

Non cash activities:
      Equipment acquired under capital lease                                 $  2,602                     $  7,610
                                                                             ========                     ========

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

  The Company closed its initial public offering of common stock on November 4, 1999. The Company sold 7,187,500 shares of common stock to the public, including the underwriters' overallotment, and received net proceeds of $85.9 million

  The Company intends to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at the Company's current revenue levels by reducing cash outflows. The Company expects this plan to include significant reductions in personnel expenses, fixed operating expenses (including capital and real estate leases) and discretionary expenses. This plan is in addition to the restructuring plan described in footnote 7. The Company currently expects that, if it is successful in executing this plan, its cash and investment balances available at June 30, 2001 should be sufficient to meet its working capital and capital expenditure requirements through the end of its current fiscal year (March 31, 2002). The Company has developed this plan because it has continued to experience lower than expected sales and has lost customers at a higher rate than expected. The Company has begun to implement certain components of this plan and intends to intensify its efforts in the immediate future. However, the Company cannot assure you that it will be successful in executing this plan. If the Company is not successful in implementing this plan or if the Company is only partially successful in implementing this plan (including as a result of not achieving the results of operations that form the basis for the plan), then the Company will continue to incur negative cash flows and will be required either to further curtail significantly its current operations to enable it to continue as a going concern or to secure additional sources of capital to continue operating at its current level. To the extent the Company continues to incur negative cash flows, it will be required to use its cash and other liquid resources to support its operations. Whether or not the Company is successful in executing its plan, the Company's operating activities on a long-term basis may require it to obtain additional equity or debt financing. The Company finances under capital or operating leases substantially all of the equipment it uses to provide services to its customers. As a result, the Company's investments in this type of equipment will require it to obtain additional lease or other financing in the future. The Company's ability to obtain additional lease financing may be impaired if it attempts to restructure its existing capital or operating lease obligations. If the Company requires additional financing for any reason, there can be no assurance that such additional financing will be available to it on acceptable terms, or at all. If the Company requires additional capital and is unable to raise it, the Company may be required to substantially reduce or curtail operations.

Basis of Presentation

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily an indication of the results that may be expected for the year ending March 31, 2002.

  The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2001.

2.   Net Loss Per Share

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are not considered in the calculation of diluted net loss per share as the Company has incurred a loss for all periods presented and the effect of
common stock equivalents would be anti-dilutive.   Thus, 10,184,948 employee
stock options and 345,910 warrants to acquire shares of common stock are not included in this calculation.

3.   Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (SEC) issued SAB 101 which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the new guidance as a change in accounting principle beginning January 1, 2001 but effective April 1, 2000. We changed our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers. The change in accounting method has been accounted for as a cumulative effect adjustment, which resulted in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment on prior years, which totals approximately $1,626,000, revenue that has previously been recognized in our financial statements has been and will continue to be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101.

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

  As of June 30, 2001, the Company owned approximately $11.3 million of debt securities with maturity dates in fiscal year 2002. As available-for-sale securities, the $11.3 million of debt securities is carried on the Company's books at fair value. The company has an unrealized gain of $139,000, a decrease of $142,000 from March 31, 2001, on its available-for-sale securities which is recorded as other comprehensive income in shareholders' equity.

5.   Property and Equipment

  Property and equipment consists of the following (in thousands):


                                                                     June 30, 2001                  March 31, 2001
                                                                     -------------                  --------------
Electronics and computer equipment.................................       $ 46,613                        $ 44,313
Computer software..................................................          4,032                           3,961
Furniture and office equipment.....................................          4,593                           4,592
Leasehold improvements.............................................          5,599                           5,767
Other depreciable assets...........................................          3,789                           2,547
                                                                          --------                        --------
                                                                            64,626                          61,180
Less accumulated depreciation and amortization.....................        (22,097)                        (17,076)
                                                                          --------                        --------
                                                                          $ 42,529                        $ 44,104
                                                                          ========                        ========

  Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $43,520,000 at June 30, 2001 and $40,918,000 at March 31, 2001, respectively. Related allowances for depreciation and amortization are $14,691,000 and $11,337,000 respectively.

6.   Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                                     June 30, 2001              March 31, 2001
                                                                     -------------              --------------
Professional fees...................................................        $  207                      $  183
Marketing Costs.....................................................           955                       1,306
Accrued payroll.....................................................         1,137                       1,700
Commissions.........................................................           252                         137
Restructuring Costs.................................................         1,689                           -
Other...............................................................         1,027                         939
                                                                     -------------              --------------
                                                                            $5,267                      $4,265
                                                                     =============              ==============


7.   Restructuring Costs

  On May 10, 2001, the Company initiated a restructuring plan intended to reduce its workforce and eliminate excess office space and furniture and fixtures at its headquarters. On May 11, 2001, the Company reduced its workforce by 94 employees. The Company also anticipates that it will renegotiate the lease for its headquarters facilities and certain excess leased furniture and fixtures. As a result of these activities, the Company has recorded as restructuring costs an estimate of the cost to terminate certain of its leases. The Company has also recorded a charge for the net book value of leasehold improvements related to the excess office space at its headquarters facilities. These costs are outlined in the schedule below.

Costs associated with lease terminations............................ $1,690,000
Severance costs.....................................................    501,000
                                                                     ----------
                                                                     $2,191,000
                                                                     ==========

8.   Contingencies

   The Company has been informed that two financial institutions have foreclosed on, and as of July 26, 2001 had sold, an aggregate of approximately 2.1 million shares of the Company's common stock pledged, directly or indirectly, by Sunny
C. Vanderbeck, its Chairman and Chief Executive Officer, to secure margin debt owed to these institutions. As of July 26, 2001, a family limited partnership controlled by Mr. Vanderbeck had margin debt of approximately $2.6 million with one financial institution, which was secured by approximately 3.9 million shares of the Company's common stock. In addition, as of July 26, 2001, Mr. Vanderbeck had approximately $3.4 million in margin debt with a second financial institution secured by approximately 2.1 million shares of the Company's common stock. The Company has guaranteed up to $2.0 million of the debt owed by Mr. Vanderbeck to the second financial institution. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, if the Company is required to pay any amounts under the guarantee, the limited partnership and Mr. Vanderbeck would be required to repay any amounts paid by the Company under such guarantee.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the financial condition and results of operations of Data Return should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Form 10-Q and the Data Return Annual Report on form 10-K for the year ended March 31, 2001.

Forward-Looking Statements

  The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "plan", "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategies and plans, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, external competitive market factors, changes in our business strategy or an inability to execute our strategy or plans, changes in the hosting industry, the economy in general and changes in the use of the Internet and the viability of Internet-based businesses. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including those set forth in the section of this report entitled "Risk Factors." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

  Services are billed on a monthly basis and, except as described below, are recognized as the service is performed. As a result of our adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), revenues from set-up, or installation, services are recognized over the longer of the length of the customer contract and the estimated life of the customer contract. See "Recent Accounting Pronouncements" for a description of our adoption and the effect of SAB 101.

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

     . stock-based compensation, which relates to employee stock options granted at prices less than fair value; and

     . restructuring costs, which consists primarily of severance compensation and related expenses, occupancy costs and restructuring costs on assets.

   We have incurred significant losses since our inception and, as of June 30, 2001, had an accumulated deficit of approximately $78.0 million. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our plans.

Results of Operations

Comparison of quarters ended June 30, 2001 and 2000

Revenues

  Our revenues increased $4,503,000 to $13,583,000 for the quarter ended June 30, 2001 from $9,080,000 for the quarter ending June 30, 2000. Dedicated hosting revenue and managed services fees increased $4,613,000 to $11,471,000, or 84.5% of revenue, for the quarter ended June 30, 2001 from $6,858,000, or 75.4% of revenue, for the quarter ended June 30, 2000. Shared hosting revenue decreased $131,000 to $662,000, or 4.9% of revenue, for the quarter ended June 30, 2001 from $793,000, or 8.6% of revenue, for the quarter ended June 30, 2000. Set-up fees decreased $175,000 to $721,000, or 5.31% of revenue, for the quarter ended June 30, 2001 from $896,000, or 9.9% of revenue, for the quarter ended June 30, 2000. Revenues from testing and other lab services were $315,000 for the quarter ended June 30, 2001 reflecting the opening of our scalability lab in September 2000. The increase was primarily due to the addition of new customers that generated higher average monthly revenues. Growth from some existing customer accounts also contributed.

Cost of revenue

  Our cost of revenue increased $4,147,000 to $13,158,000, or 96.9% of revenue, for the quarter ended June 30, 2001 from $9,011,000, or 99.2% of revenue, for the quarter ended June 30, 2000. The increase in cost of revenue was due primarily to increases in personnel and related costs, depreciation and amortization expenses, communication and bandwidth expenses, other hardware and software equipment costs, facilities, travel and professional services. Personnel and related expenses increased approximately $286,000 to $4,792,000, or 35.3% of revenue, for the quarter ended June 30, 2001 from $4,506,000, or 49.6% of revenue, for the quarter ended June 30, 2000, as we decreased our systems and customer support personnel to 205 at June 30, 2001 from 237 at June 30, 2000. Personnel and related expenses increased despite a smaller number of systems and customer support personnel at the end of the quarter primarily because of the timing of our reduction in work force during the first quarter of fiscal 2002. Depreciation and amortization expenses increased approximately $1,845,000 to $3,860,000 for the quarter ended June 30, 2001, as we added approximately $20.3 million in computer and related equipment since June 30, 2000. Our communication and bandwidth expenses increased $2,058,000 to approximately $3,542,000 for the quarter ended June 30, 2001 from $1,484,000 for the quarter ended June 30, 2000 to support our increased business activities. Other hardware and software equipment costs increased $251,000 to $689,000 for the quarter ended June 30, 2001 to support the growth in our business. Expenses for facilities, travel and professional services decreased $146,000, $82,000 and $57,000 to $208,000, $46,000 and $17,000, respectively, for the quarter ended June 30, 2001.

General and administrative

  General and administrative expense increased $1,705,000 to $5,936,000, or 43.7% of revenue, during the quarter ended June 30, 2001 from $4,231,000, or 46.6% of revenue, during the quarter ended June 30, 2000. The increase is primarily due to increases in personnel and related expenses, facilities expense, depreciation and amortization and bad debt expense. Personnel and related expenses increased $87,000 to $2,605,000, or 19.2% of revenue, for the quarter ended June 30, 2001 from $2,518,000, or 27.7% of revenue, for the quarter ended June 30, 2000. We decreased our number of employees in general and administrative functions to 89 employees at June 30, 2001 from 104 employees at June 30, 2000. Facilities expense increased $510,000 to $782,000 as a result of our move into a larger facility and the growth in average the number of general and administrative employees during the first quarter of fiscal 2001. Depreciation and amortization expense increased $357,000 to $587,000 in the quarter ended June 30, 2001, which is a result of increased internal equipment necessary to support the growth of our business. Bad debt expense increased $493,000 to $714,000 in the quarter ended June 30, 2001 as many of our customers ceased operations or reduced or eliminated the web site operations hosted by us. We expect our financial results, including bad debt expense, to continue to be negatively impacted by the termination or reduction in service by our customers.

Marketing and sales

  Marketing and sales expense increased $2,289,000 to $6,886,000, or 50.7% of revenue, during the quarter ended June 30, 2001 from $4,597,000, or 50.6% of revenue, during the quarter ended June 30, 2000. The increase was due primarily to an increase in marketing and sales personnel and related expenses, advertising costs, including agency fees, trade shows and promotional items, travel expenses, depreciation expenses, and facilities expenses. Personnel and related expenses increased $1,034,000 to $3,848,000, or 28.3% of revenue, for the quarter ended June 30, 2001 from $2,814,000, or 31.0% of revenue, for the quarter ended June 30, 2000. Advertising costs increased $650,000 to
$1,830,000 for the quarter ended June 30, 2001 from $1,180,000 for the quarter ended June 30, 2000. Costs in this category include expenses for our direct marketing and lead-generation program, advertising, promotional items, trade shows, and fees paid to advertising, public relations and other creative agencies. Travel expenses increased $156,000 to $513,000 for the quarter ended June 30, 2001 as a result of the growth in the number of marketing and sales personnel. Depreciation and facilities expenses increased $251,000 and $88,000, to $294,000 and $212,000, respectively, for the quarter ended June 30, 2001 due
to our move into a larger facility.   We increased our marketing and sales
personnel to 108 at June 30, 2001 from 65 at June 30, 2000.

Product research and development

  Product research and development expense increased $447,000 to $1,219,000, or 9.0% of revenue, during the quarter ended June 30, 2001 from $772,000, or 8.5% of revenue, during the quarter ended June 30, 2000. The increase was due primarily to an increase in product research and development personnel and related expenses, facilities, depreciation and amortization and travel expenses. Personnel and related expenses increased $296,000 to $953,000, or 7.0% of revenue for the quarter ended June 30, 2001 from $657,000, or 7.2% of revenue, for the quarter ended June 30, 2000. We increased our number of employees in product research and development to 45 at June 30, 2001 from 40 at June 30, 2000. Facilities, depreciation and amortization and travel expenses increased $58,000, $30,000 and $2,000 to $98,000, $64,000 and $31,000, respectively, for the quarter ended June 30, 2001 as a result of our move into a larger facility and the increase in the number of product research and development employees.

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $15,000 for the quarter ended June 30, 2001 and $100,000 for the quarter ended June 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Restructuring costs

  On May 10, 2001, we initiated a restructuring plan intended to reduce our workforce and eliminate excess office space and furniture and fixtures at our headquarters. On May 11, 2001, we reduced our workforce by 94 employees. We also anticipate that we will renegotiate the lease for our headquarters facilities and certain excess leased furniture and fixtures. As a result of these activities, we have recorded as restructuring costs an estimate of the cost to terminate certain of our leases. We have also recorded a charge for the net book value of leasehold improvements related to the excess office space at our headquarters facilities. The reduction in workforce was a result of slower than anticipated growth and increased process and other operational efficiencies.

  Restructuring costs were $2,191,000 during the quarter ended June 30,2001. Restructuring costs consisted of estimated costs associated with termination of leases of $1,690,000 and severance costs of $501,000.

Other income (expense)

  Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents decreased $819,000 to $407,000 for the quarter ended June 30, 2001 from $1,226,000 for the quarter ended June 30, 2000. This decrease was due primarily to having lower cash balances for investments as cash has been used to fund operating losses. During the quarter ended June 30, 2001, interest expense increased $369,000 to $814,000 related primarily to equipment acquired under capital leases during the last four quarters.

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

Cumulative effect of change in accounting principle

  Effective April 1, 2000, we changed our method of accounting for set-up fees in accordance with SAB 101. We recorded a cumulative effect adjustment of $1.6 million as of April 1, 2000 and amortized set-up fees into revenues during fiscal 2001. Set-up fees are now amortized over the longer of the length of the customer contract and the estimated life of the customer contract.

Net loss

  Net loss increased $5,753,000 to $16,229,000 for the quarter ended June 30, 2001 from $10,476,000 for the quarter ended June 30, 2000. As more fully discussed above, the increased net loss is primarily attributable to increased costs as we continued to build our business for anticipated growth.

EBITDA

  EBITDA, as defined below, decreased $3,606,000 to negative $10,630,000 for the quarter ended June 30, 2001 from negative $7,024,000 for the quarter ended June 30, 2000. The decrease is primarily attributable to costs associated with our growth strategy. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our personnel and our fixed commitments will continue to represent a large portion of our expenses during our anticipated expansion.

  EBITDA for the quarters ended June 30, 2001 and 2000 consists of loss from operations of $15,822,000 and $9,631,000 plus depreciation and amortization of $5,177,000 and $2,507,000 and amortization of unearned stock-based compensation of $15,000 and $100,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

Liquidity and Capital Resources

  We have historically financed our operations primarily through sales of equity securities and capital leases. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of June 30, 2001, we had cash and cash equivalents of $8.5 million and investments in marketable securities of $11.3 million.

  Net cash used in our operating activities for the three-month period ended June 30, 2001 was $9.5 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash provided by investing activities was $14.5 million for the three-month period ended June 30, 2001 and consisted of the sale of marketable debt securities of $15.5 million and purchases of property and equipment of approximately $929,000. Our purchases of property and equipment consisted primarily of leasehold improvements and equipment to provide services to our customers. We acquired $2.6 million in computer and related equipment under capital leases for the three-month period ended June 30, 2001. Net cash used in financing activities was approximately $3.1 million for the three-month period ended June 30, 2001 and consisted primarily of principal payments on our notes payable and capital leases.

  Total borrowings under our notes payable and capital lease obligations as of June 30, 2001 were approximately $30.6 million.

  To help manage short-term liquidity needs without disrupting our investment strategies, in December 1999 we entered into a revolving credit facility with Bank One, Texas, N.A. This credit facility matures on July 31, 2001, and we do not expect to renew it. Outstanding balances accrue interest at the bank's base rate. We may borrow up to $2.0 million under the credit facility but have not borrowed any amounts to date. The facility is secured by all of our equipment that was unencumbered on the date we entered into the facility and all accounts receivable outstanding from time to time. Under certain limited circumstances, we could be required to deposit cash with the bank to secure the loan. The credit facility contains standard events of default and other covenants.

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

  We intend to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at our current revenue levels by reducing cash outflows. We expect this plan to include significant reductions in personnel expenses, fixed operating expenses (including capital and real estate leases) and discretionary expenses. This plan is in addition to the restructuring plan described above. We currently expect that, if we are successful in executing this plan, our cash and investment balances available at June 30, 2001 should be sufficient to meet our working capital and capital expenditure requirements through the end of our current fiscal year (March 31, 2002). We have developed this plan because we have continued to experience lower than expected sales and have lost customers at a higher rate than expected. We have begun to implement certain components of this plan and intend to intensify our efforts in the immediate future. However, we cannot assure you that we will be successful in executing this plan. If we are not successful in implementing this plan or if we are only partially successful in implementing this plan (including as a result of not achieving the results of operations that form the basis for the plan), then we will continue to incur negative cash flows and will be required either to further curtail significantly our current operations to enable us to continue as a going concern or to secure additional sources of capital to continue operating at our current level. To the extent we continue to incur negative cash flows, we will be required to use our cash and other liquid resources to support our operations. Whether or not we are successful in executing our plan, our operating activities on a long-term basis may require us to obtain additional equity or debt financing. We finance under capital or operating leases substantially all of the equipment we use to provide services to our customers. As a result, our investments in this type of equipment will require us to obtain additional lease or other financing in the future. Our ability to obtain additional lease financing may be impaired if we attempt to restructure our existing capital or operating lease obligations. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. If we require additional capital and are unable to raise it, we may be required to substantially reduce or curtail operations.

Recent Developments

  We have guaranteed up to $2.0 million of margin debt owed by a family limited partnership controlled by our Chairman of the Board and Chief Executive Officer, Sunny C. Vanderbeck, to a financial institution. We have been informed that this financial institution and another financial institution have foreclosed on, and as of July 26, 2001 had sold, an aggregate of approximately 2.1 million shares of our common stock pledged, directly or indirectly, by Mr. Vanderbeck to secure margin debt owed to these institutions. As of July 26, 2001, the family limited partnership had margin debt of approximately $3.4 million in margin debt with the financial institution that is the beneficiary of the guarantee. This margin debt is secured by approximately 2.1 million shares of our common stock. In addition, as of July 26, 2001, the limited partnership had approximately $2.6 million of margin debt with a second financial institution, which was secured by approximately 3.9 million shares of our common stock. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, if we are required to pay any amounts under the guarantee, the limited partnership and Mr. Vanderbeck would be required to repay any amounts paid by us under such guarantee.

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

  We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $16.2 million, or negative 119% of revenues, for the quarter ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $78.0 million. We are required to purchase $900,000 of colocation and bandwidth services from Level 3 during the fiscal 2002. We expect to incur operating losses for at least the next fiscal year. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

We may need additional capital to fund our operations, and we may not be able to obtain it on terms acceptable to us or at all.

  We intend to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at our current revenue levels by reducing cash outflows. We expect this plan to include significant reductions in personnel expenses, fixed operating expenses (including capital and real estate leases) and expenses. We currently expect that, if we are successful in executing this plan, our cash and investment balances available at June 30, 2001 should be sufficient to meet our working capital and capital expenditure requirements through the end of our current fiscal year (March 31, 2002). We have developed this plan because we have continued to experience lower than expected sales and have lost customers at a higher rate than expected. We have begun to implement certain components of this plan and intend to intensify our efforts in the
immediate future.    However, we cannot assure you that we will be successful in executing this plan. If we are not successful in implementing this plan or if we are only partially successful in implementing this plan (including as a result of not achieving the results of operations that form the basis for the plan), then we will continue to incur negative cash flows and will be required either to further curtail significantly our current operations to enable us to continue as a going concern or to secure additional sources of capital to continue operating at our current level. To the extent we continue to incur negative cash flows, we will be required to use our cash and other liquid resources to support our operations. Whether or not we are successful in executing our plan, our operating activities on a long-term basis may require us to obtain additional equity or debt financing. We finance under capital or operating leases substantially all of the equipment we use to provide services to our customers. As a result, our investments in this type of equipment will require us to obtain additional lease or other financing in the future. Our ability to obtain additional lease financing may be impaired if we attempt to restructure our existing capital or operating lease obligations. In addition, if we expand our existing business plan to focus on growth in international markets, make acquisitions of businesses or technologies or modify our business plan in other ways, we would likely require additional funding. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. If we require additional capital and are unable to raise it, we may be required to substantially reduce or curtail operations. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

us to continue as a going concern. In addition, we may require additional funds during or after that period. In particular, we would be required to secure additional sources of capital to continue operating at our current level or curtail our current operations if we do not achieve the results of operations that we expect as a result of lower than expected revenues, higher than expected expenses or other possible adverse developments. In addition, if we expand our existing business plan to focus on growth in markets, make acquisitions of businesses or technologies or modify our business plan in other ways, we would likely require additional funding. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail operations. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our shareholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

A portion of our operating costs are fixed. If our revenues do not exceed our costs, our operating results will suffer.

     A portion of our operating costs are fixed at certain minimum levels, including our expenses for data center capacity, depreciation, interest, hardware lease payments, minimum bandwidth charges, real estate lease payments and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. We will have to pay these fixed costs regardless of our revenues and our results of operations and financial condition would be adversely affected, if our revenues are not at the level we expect. Furthermore, many of our customers are relatively new business, or Internet-focused business initiatives of more established companies, and these businesses or initiatives may have negative cash flows or may not be successful, or both. As a result, we may not be able to collect revenues for the services we provide on a timely basis or at all.

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

     In July 1999, we entered into a strategic relationship with Level 3. Level 3 is a communications and information services company that is building an advanced facilities-based communications network through which it provides colocation, Internet connectivity and other services. As part of our relationship, we have committed to purchase a fixed amount of services from Level 3, including, among other things, bandwidth, colocation space, and installation and maintenance services, over the next three years. We will incur these expenses regardless of our revenues or, in some circumstances, if the agreement is terminated. We have also agreed that if Level 3 is capable of providing the services we request, and if those services are substantially similar to other services that we purchase, we will purchase 90% of these services from Level 3 through June 2004. We are required to purchase these services from Level 3 even if these services are available at lower prices from alternative vendors. We route the network traffic of our customers through multiple backbone providers to increase network performance. To enable us to do this, we obtain Internet connectivity through a number of providers, and Level 3 may not be able to provide all of the connectivity services that we require. As a result, we may purchase less than the applicable percentages of these services from Level 3.

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

  In addition, some of our competitors have entered and will likely continue to enter into joint ventures or other arrangements to provide additional services competitive with those provided by us. The market in which we compete has experienced consolidation, and we believe that it is likely to continue to experience consolidation in the future, which could result in increased competition on price and other factors that could adversely affect our business.

  Some of our competitors may be able to provide their customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to experience further consolidation in the near future, which could result in increased competition, including price competition.

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

If we are unable to expand our network infrastructure when needed, we could lose customers and our operating results could suffer.

     We may have to expand and adapt our network infrastructure to accommodate our customers' requirements, the amount of information they wish to transmit and their changing requirements. We face risks related to our network's ability to be scaled to meet these requirements while maintaining acceptable performance levels. The continued expansion and adaptation of our networking and hosting infrastructure will continue to require substantial financial, operational and management resources as we negotiate bandwidth capacity with existing and other network infrastructure suppliers. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities as well as our financial, operational and management resources. The ability of our network to support a substantially larger number of customers at high transmission speeds is unknown. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current lead times to purchase circuits and other critical items. If the network providers upon which we rely fail to provide reliability, capacity and performance for our network, we could lose customers and our operating results could suffer.

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

     We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed during the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through June 30, 2001, we had purchased approximately 1,870 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused disruptions in and impairment of network performance.

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

Failure of our operating and financial systems to keep pace with our business could result in customer dissatisfaction, operating inefficiencies and lost revenue opportunities.

     The rapid growth of our business and our service offerings in the past has placed a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our resources effectively, which will require that we further develop our operating and financial system capabilities and controls. If our information systems and other infrastructure, including customer service and support, are unable to support the demands placed on them in our business, we may be forced to implement new systems. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results. We may not be able to successfully implement these systems when needed or they may not perform reliably.

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

We may not be able to successfully sustain our business if we are unable to retain and attract highly skilled personnel.

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


Our principal shareholders, directors and executive officers currently own approximately 63.2% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

  Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 63.2% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

   At June 30, 2001, 36,043,550 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Substantially all our customer contracts are currently denominated in United States dollars, and we do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and other investment securities and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operation and cash flows of any reasonably likely changes in interest rates would not be material.

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


                              Data Return Corporation



Dated: August 14, 2001      By:  / s/ Stuart A. Walker
                                -------------------------------------------
                                Stuart A. Walker, Vice President
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer &
                                Authorized Officer)