Form 10-Q
period 2001-09-30
DATA RETURN CORP
filed 2001-11-14
CIK 1088330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                        YES    X              NO
                             ------              ------

The registrant had 36,172,350 shares of Common Stock, par value $.001 per share, outstanding as of September 30, 2001.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements                                                                Page
                                                                                                        ----
          Condensed Balance Sheets at September 30, 2001
           (Unaudited) and March 31, 2001                                                                  3

          Condensed Statements of Operations for the three and six
           months ended September 30, 2001 and 2000 (Unaudited)                                            4

          Condensed Statements of Cash Flows for the six months
           ended September 30, 2001 and 2000 (Unaudited)                                                   5

          Notes to Condensed Financial Statements (Unaudited)                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                      10

          Risk Factors                                                                                    18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      30

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                       31

Item 6.  Exhibits and Reports on Form 8-K                                                                 31

         Signatures                                                                                       32

                            Data Return Corporation
                            Condensed Balance Sheets
                     (in thousands, except per share data)


                                                                                            September 30,             March 31,
                                                                                               2001                     2001
                                                                                         -----------------------------------------
Assets                                                                                      (Unaudited)
Current assets:
     Cash                                                                                         $  8,576                 $  6,566
     Restricted cash and marketable securities                                                       2,000                        -
     Investment in marketable securities                                                                 -                   26,800
     Accounts receivable, net of allowance for doubtful accounts of $1,454 and $1,589 at September 30, 2001 and March 31, 2001,
      respectively                                                                                   5,779                    8,477
     Prepaid and other                                                                               1,380                    1,189
                                                                                         -----------------         ----------------
Total current assets                                                                                17,735                   43,032
     Property and equipment, net                                                                    39,060                   44,104
     Other Assets                                                                                      384                      496
     Due from officer                                                                                2,000                        -
                                                                                         -----------------         ----------------
Total assets                                                                                      $ 59,179                 $ 87,632
                                                                                         =================         ================
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                                             $  2,345                 $  2,443
     Accrued expenses and other                                                                      4,824                    4,265
     Deferred revenue                                                                                4,384                    5,717
     Other liability                                                                                 2,000                        -
     Capital lease obligations- short term                                                          15,985                   12,873
                                                                                         -----------------         ----------------
Total current liabilities                                                                           29,538                   25,298

Capital lease obligations - long term                                                               13,381                   18,173
Commitments and contingencies                                                                            -                        -
                                                                                         -----------------         ----------------

Total liabilities                                                                                   42,919                   43,471

Shareholders' equity:
     Preferred stock, $.001 par value; 20,000 shares
      authorized, none issued or outstanding                                                             -                        -
     Common stock, $.001 par value; 100,000 shares
      authorized; 36,172 and 35,979 issued and outstanding
      at September 30, 2001 and March 31, 2001, respectively                                            36                       36
     Additional paid-in capital                                                                    110,784                  110,497
     Prepaid broadband services                                                                     (3,571)                  (4,594)
     Deferred stock compensation                                                                       (89)                    (119)
     Accumulated deficit including comprehensive earnings                                          (90,900)                 (61,659)
                                                                                         -----------------         ----------------
Total shareholders' equity                                                                          16,260                   44,161
                                                                                         -----------------         ----------------

Total liabilities and shareholders' equity                                                        $ 59,179                 $ 87,632
                                                                                         -----------------         ----------------

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                       Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                            Three Months Ended                            Six Months Ended
                                                                September 30,                               September 30,
                                                           2001               2000                     2001               2000
                                                         --------           --------                 --------           --------
Revenues                                                 $ 12,160           $ 12,356                 $ 25,743           $ 21,436

Costs and expenses:
       Cost of revenue                                     11,839             11,525                   24,997             20,536
       General and administrative                           5,269              5,755                   11,205              9,986
       Marketing and sales                                  4,671              7,050                   11,557             11,647
       Product research & development                       1,115              1,113                    2,334              1,885
       Stock-based compensation                                59                 25                       74                125
       Restructuring costs                                  1,343                  -                    3,534                  -
                                                         --------           --------                 --------           --------
Total costs and expenses                                   24,296             25,468                   53,701             44,179
                                                         --------           --------                 --------           --------
Loss from operations                                      (12,136)           (13,112)                 (27,958)           (22,743)

Other income (expense):
       Interest income                                        148              1,089                      555              2,315
       Interest expense                                      (788)              (541)                  (1,602)              (986)
                                                         --------           --------                 --------           --------
Loss before cumulative effect of change
in accounting principle                                  $(12,776)          $(12,564)                $(29,005)          $(21,414)

Cumulative effect of change in accounting
principle                                                       -                  -                        -             (1,626)
                                                         --------           --------                 --------           --------

Net loss                                                 $(12,776)          $(12,564)                $(29,005)          $(23,040)
                                                         ========           ========                 ========           ========

Basic and diluted net loss per common share:
       Before cumulative effect of change in
       accounting principle                              $  (0.35)          $  (0.35)                $  (0.80)          $  (0.60)

       Cumulative effect of change in
       accounting principle                              $      -           $      -                 $      -           $  (0.05)
                                                         --------           --------                 --------           --------

Net loss per common share:
       Basic and diluted                                 $  (0.35)          $  (0.35)                $  (0.80)          $  (0.65)
                                                         ========           ========                 ========           ========
Shares used in computing basic and diluted net
loss per share                                             36,148             35,625                   36,083             35,534
                                                         ========           ========                 ========           ========

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                       Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited



                                                                          Six Months Ended
                                                                          ----------------
                                                                            September 30,
                                                                            -------------
                                                                    2001                  2000
                                                              ----------------      ----------------
Operating activities:
Net loss                                                              $(28,998)             $(23,040)

Adjustments to reconcile net loss to net cash
      (used in) operations:
   Noncash items included in net loss:
      Depreciation and amortization                                     10,243                 5,943
      Stock based compensation expense                                     122                   125
      Provision for bad debts                                            1,864                   789
      Amortization of warrants issued for services                         215                   279
      Loss on disposal of assets                                           392                     -
   Changes in assets and liabilities
      Accounts receivable                                                  834                (4,538)
      Prepaids and other assets                                           (315)               (1,135)
      Accounts payable and accrued expenses                              1,533                 1,514
      Deferred revenue                                                  (1,333)                3,643
                                                              ----------------      ----------------
Net cash (used in) operating activities                                (15,443)              (16,420)

Investing Activities:
      Capital expenditures                                              (2,634)              (10,939)
      Purchase of available-for-sale securities                              -               (44,316)
      Proceeds from available-for-sale securities                       26,800                     -
      Restricted cash and marketable securities                         (2,000)                   -
                                                              ----------------      ----------------
Net cash provided by (used in) investing activities                     22,166               (55,255)

Financing activities:
      Payments on notes payable and capital lease                       (4,741)               (4,020)
      obligations
      Net proceeds from issuance of common stock                            28                   153
                                                              ----------------      ----------------
Net cash provided by (used in) financing activities                     (4,713)               (3,867)
                                                              ----------------      ----------------
Net increase (decrease) in cash                                          2,010               (75,542)

      Beginning cash                                                     6,566                85,424
                                                              ----------------      ----------------
      Ending cash                                                     $  8,576              $  9,882
                                                              ================      ================

Non cash activities:
      Equipment acquired under capital lease                          $  3,075              $ 17,660
                                                              ================      ================

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

  During the quarter ended September 30, 2001, the Company began to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at current revenue levels by reducing cash outflows. As part of this plan, the Company reduced its real estate lease expenses by $193,000 per month, personnel expenses by $961,000 per month and discretionary expenses by $296,000 per month. The Company expects to begin to realize the full effect of these costs savings during the quarter ending December 31, 2001. The Company expected to negotiate a reduction of its other fixed operating expenses (including capital leases). As a result, the Company was not making its lease payments, or was making partial lease payments, under these leases and was in default under these leases at September 30, 2001. Because the restructuring of these leases would likely have impacted its capital structure, it did not negotiate the restructuring while it was engaged in the negotiations that resulted in the execution of the merger agreement described below in "Subsequent Events."

  In connection with the execution of the merger agreement (see Note 9), the Company entered into a credit agreement with divine, inc. on November 1, 2001 pursuant to which divine has agreed to make available to the Company interim financing of up to a maximum of $12.8 million. Outstanding balances bear interest at 10%. The facility is secured by all of the Company's assets other than certain assets that are already encumbered or cannot be pledged. The credit facility contains standard events of default and other covenants. The Company received its first advance, in the amount of $4.3 million, on November 5, 2001, and plans to use a substantial portion of such amount to make past-due payments to its capital lease vendors. The Company currently expects that its cash and investment balances available at September 30, 2001 and the amounts available to it under the credit agreement should be sufficient to meet its working capital and capital expenditure requirements at least through the end of its current fiscal year (March 31, 2002). However, the Company's ability to access the remaining amounts is subject to its meeting certain financial covenants and other conditions. In addition, under certain circumstances, divine would be entitled to either restrict the Company's borrowing ability or declare the entire unpaid balance due, or both. The Company expects the merger agreement to close in January 2002, subject to regulatory and shareholder approval.

  If the merger agreement is terminated, in addition to funding its ongoing expenses, the Company could be required to repay outstanding amounts under the credit agreement and, under certain circumstances, termination fees and expenses totaling $2.2 million. If divine terminates the merger agreement because the Company has breached a covenant or agreement or representation or warranty or the Company's board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, the Company would be required to repay all outstanding amounts within 90 days after the termination date. If the Company terminates the merger agreement because divine's stock price closes for 10 consecutive trading days below $0.329, the Company would be required to repay all outstanding amounts within 180 days after the termination date. If the Company terminates the merger agreement because divine has breached a covenant or agreement or representation or warranty or divine's board of directors withdraws its recommendation of the merger, all outstanding amounts convert to shares of the Company's common stock at $0.94 per share. If the Company is required to repay outstanding loans from divine and some or all of the other expenses as a result of the termination of the merger agreement, the Company would be required to raise a significant amount of capital and the covenants in the credit agreement with divine prohibit the Company from raising additional capital or incurring additional debt without repaying divine in full. As a result, it is likely that, if the merger agreement is terminated and the outstanding loans did not convert to equity, the Company would not be able to continue as a going concern unless the Company is able raise this additional capital quickly. In any event, the Company would be required to significantly curtail its operations to allow the Company to continue to operate while the Company attempted to secure additional sources of capital. If the Company requires additional financing for any reason, there can be no assurance that such additional financing will be available to the Company on acceptable terms, or at all. If the Company requires additional capital and is unable to raise it, the Company may be required to substantially reduce or curtail its operations.

  Basis of Presentation

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three- and six-month periods ended September 30, 2001 are not necessarily an indication of the results that may be expected for the year ending March 31, 2002.

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

2.   Net Loss Per Share

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents are not considered in the calculation of diluted net loss per share as the Company has incurred a loss for all periods presented and the effect of
common stock equivalents would be anti-dilutive.   Thus, 9,691,961 employee
stock options and 345,910 warrants to acquire shares of common stock are not included in this calculation.

3.   Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (SEC) issued SAB 101, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the new guidance as a change in accounting principle beginning January 1, 2001 but effective April 1, 2000. We changed our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers. The change in accounting method has been accounted for as a cumulative effect adjustment, which resulted in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment on prior years, which totals approximately $1,626,000, revenue that has previously been recognized in our financial statements has been and will continue to be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101.

  In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Under SFAS 141, the Company must recognize and report intangible assets acquired in a purchase method business combination apart from goodwill, if specific criteria are met. Purchase price previously allocated to an assembled workforce may no longer be accounted for separately; rather, it is subsumed into goodwill. Beginning January 1, 2002, SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS 141 and SFAS 142 will not have an impact on the Company.

4.   Restricted Cash and Marketable Securities

  The Company has classified $2.0 million as restricted cash and marketable securities which is composed of $635,000 in cash and $1,365,000 in marketable securities. This secures a guarantee issued by the Company to a financial institution of up to $2.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. On November 6, 2001, the financial institution exercised its rights under the guarantee and took possession of the $2.0 million securing the guarantee. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, the limited partnership and Mr. Vanderbeck are required to repay the $2.0 million paid by the Company under the guarantee. Mr. Vanderbeck has also granted to the Company a security interest in certain properties. The Company has recorded $2.0 million due from Mr. Vanderbeck and a corresponding $2.0 million liability related to fulfillment of the guarantee obligation. Also see Note 9, Subsequent Events, and the Recent Developments section in Management's Discussion and Analysis.

5.   Investments in Available for Sale Securities

  Available-for-sale securities are comprised of debt securities for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell the security. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

  At March 31, 2001, the realized gains on sales of available-for-sale securities totaled $55,000. The net adjustment of unrealized gains of $281,000 has been recorded as a separate component of shareholders' equity. There were no available-for-sale securities as of September 30, 2001.

6.   Property and Equipment

  Property and equipment consists of the following (in thousands):

                                                                     September 30, 2001         March 31, 2001
                                                                     ------------------         --------------
                                                                        (unaudited)
Electronics and computer equipment  ..................................   $ 47,556                    $ 44,313
Computer software  ...................................................      4,147                       3,961
Furniture and office equipment  ......................................      4,544                       4,592
Leasehold improvements   .............................................      5,363                       5,767
Other depreciable assets  ............................................      4,480                       2,547
                                                                         --------                    --------
                                                                           66,090                      61,180
Less accumulated depreciation and amortization  ......................    (27,030)                    (17,076)
                                                                         --------                    --------
                                                                         $ 39,060                    $ 44,104
                                                                         ========                    ========

  Property and equipment includes assets acquired under capital leases, principally computer equipment with a cost of $43,994,000 at September 30, 2001 and $40,918,000 at March 31, 2001, respectively. Related allowances for depreciation and amortization are $18,055,000 and $11,337,000 respectively.

7.   Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                                    September 30, 2001           March 31, 2001
                                                                    ------------------           --------------
                                                                        (unaudited)
Professional fees  .......................................................   $  161                   $  183
Marketing costs...........................................................      579                    1,306
Accrued payroll  .........................................................    1,143                    1,700
Commissions  .............................................................       88                      137
Other taxes  .............................................................      794                      337
Restructuring costs.......................................................    1,172                        -
Other  ...................................................................      936                      602
                                                                             ------                   ------

                                                                             $4,873                   $4,265
                                                                             ======                   ======

8.  Restructuring Costs

  On May 10, 2001 the Company initiated a restructuring plan intended to reduce its workforce and eliminate excess office space and furniture and fixtures at its headquarters. In determining net loss during the June 30, 2001 quarter, the Company recorded restructuring costs of $2,191,000 related to that plan, which included $1,690,000 for costs associated with lease terminations and asset write offs and $501,000 for severance costs. During the September 30, 2001 quarter, the Company was able to execute terminations on one of its leases. The Company continues to maintain an accrued reserve of $455,000 at September 30, 2001 for anticipated costs of restructuring certain facilities and furniture leases.

  On August 11, 2001, the Company initiated a voluntary separation benefit program to reduce the Company's workforce. 108 employees were approved to participate in this program. Restructuring costs, consisting of severance and benefits, were $1,392,000 during the quarter ended September 30, 2001 and are included in restructuring costs in determining net loss. The remaining estimated restructuring accrual of $717,000 at September 30, 2001 relates to severance and benefits for those employees participating in the voluntary separation program.

9.   Subsequent Events

  On November 1, 2001, the Company signed a merger agreement with divine, inc., a Delaware corporation, and TD Acquisition Corp., a Texas corporation and wholly owned subsidiary of divine. Under the terms of the merger agreement, except as provided in the following sentence, each of the approximately 36.3 million shares of the Company's common stock currently outstanding will be converted into the right to receive 1.9876 shares of divine class A common stock. If divine would be required to issue more than 72,250,000 shares of its class A common stock because warrants or options to purchase more than 167,934 shares of the Company's common stock are exercised prior to closing of the transaction, the exchange ratio of 1.9876 will be decreased so that the number of shares of divine common stock being issued will equal 72,250,000. The transaction is expected to be tax-free to the shareholders of both companies. Subject to the Company's shareholder approval, divine's stockholder approval, if necessary, and customary closing conditions, the transaction is expected to close in January 2002. The details of the transaction are discussed in the Company's Current Report on Form 8-K filed with the SEC on November 2, 2001.

  In January 2001, the Company entered into a guarantee with a financial institution pursuant to which the Company guaranteed up to $5.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. In June 2001, this guarantee was replaced with a new
guarantee that reduced the amount to $2.0 million.   On October 26, 2001, the
financial institution sold the remaining shares of common stock securing the margin debt and, on November 6, 2001, exercised its rights under the guarantee and took possession of the $2.0 million securing the guarantee. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, the limited partnership and Mr. Vanderbeck are required to repay the $2.0 million paid by the Company under the guarantee. Mr. Vanderbeck has also granted to the Company a security interest in certain properties. The Company has recorded $2.0 million due from Mr. Vanderbeck and a corresponding $2.0 million liability related to fulfillment of the guarantee obligation.

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

  We have incurred significant losses since our inception and, as of September 30, 2001, had an accumulated deficit of approximately $90.9 million. We expect to continue to incur substantial losses for the foreseeable future. We may not be able to successfully execute our plans.

Pending Merger

   On November 1, 2001, we signed a merger agreement with divine, inc., a Delaware corporation, and TD Acquisition Corp., a Texas corporation and wholly owned subsidiary of divine. Under the terms of the merger agreement, except as provided in the following sentence, each of the approximately 36.3 million shares of our common stock currently outstanding will be converted into the right to receive 1.9876 shares of divine class A common stock. If divine would be required to issue more than 72,250,000 shares of its class A common stock because warrants or options to purchase more than 167,934 shares of our common stock are exercised prior to closing of the transaction, the exchange ratio of
1.9876 will be decreased so that the number of shares of divine common stock being issued will equal 72,250,000. The transaction is expected to be tax-free to the shareholders of both companies. Subject to our shareholder's approval, divine's stockholder approval, if necessary, and customary closing conditions, the transaction is expected to close before year end. The details of the transaction are discussed in our Current Report on Form 8-K filed with the SEC on November 2, 2001.

Results of Operations

Comparison of quarters ended September 30, 2001 and 2000

Revenues

  Our revenues decreased $196,000 to $12,160,000 for the quarter ended September 30, 2001 from $12,356,000 for the quarter ended September 30, 2000. The decrease is a result of our continued loss of customers. Dedicated hosting revenue and managed services fees increased $176,000 to $10,380,000, or 85.4% of revenue, for the quarter ended September 30, 2001 from $10,204,000, or 82.6% of revenue, for the quarter ended September 30, 2000. Shared hosting revenue decreased $133,000 to $613,000, or 5.0% of revenue, for the quarter ended September 30, 2001 from $746,000, or 6.0% of revenue, for the quarter ended September 30, 2000. The continued shift towards dedicated revenues reflects our focus on our dedicated hosting and managed services product offerings. Set-up fees decreased $226,000 to $714,000, or 5.9% of revenue, for the quarter ended September 30, 2001 from $940,000, or 7.6% of revenue, for the quarter ended September 30, 2000, due to a decline in new customer orders.

Cost of revenue

  Our cost of revenue increased $313,000 to $11,838,000, or 97.4% of revenue, for the quarter ended September 30, 2001 from $11,525,000, or 93.3% of revenue, for the quarter ended September 30, 2000. The increase in cost of revenue was due primarily to increases in communication and bandwidth expenses, and increases in depreciation and amortization expenses, offset by decreases in
personnel and related costs and facilities related expenses.   Communication and
bandwidth expenses increased $1,197,000 to approximately $3,181,000, or 26.2% of revenue, for the quarter ended September 30, 2001 from $1,984,000, or 16.1% or revenue, for the quarter ended September 30, 2000 due to increased usage by our customers. In particular, one customer accounted for a significant portion of the increase. Depreciation and amortization expenses increased approximately $1,181,000 to $3,990,000, or 32.8% of revenue, for the quarter ended September 30, 2001 from $2,809,000, or 22.7% of revenue, for the quarter ended September 30, 2000, as we added approximately $15.3 million in computer and related equipment since September 30, 2000. Personnel and related expenses decreased approximately $1,754,000 to $3,789,000, or 31.2% of revenue, for the quarter ended September 30, 2001 from $5,543,000, or 44.9% of revenue, for the quarter ended September 30, 2000, as we decreased our systems and customer support personnel to 158 at September 30, 2001 from 251 at September 30, 2000. Facilities expense decreased approximately $267,000 to $229,000 as we terminated leases on office space due to decreases in personnel.

General and administrative

  General and administrative expense decreased $589,000 to $5,166,000, or 42.5% of revenue, during the quarter ended September 30, 2001 from $5,755,000, or 46.6% of revenue, during the quarter ended September 30, 2000. The decrease is primarily due to decreases in personnel and related expenses, professional services expense, and facilities expense offset by an increase in bad debt expense. Bad debt expense increased $581,000 to $1,150,000, or 9.5% of revenue, in the quarter ended September 30, 2001 as many of our customers ceased operations or reduced or eliminated the web site operations hosted by us. Personnel and related expenses decreased $964,000 to $1,783,000, or 14.7% of revenue, for the quarter ended September 30, 2001 from $2,747,000, or 22.2% of revenue, for the quarter ended September 30, 2000 due to a decrease in general and administrative personnel to 56 employees at September 30, 2001 from 138 employees at September 30, 2000. Professional service expense decreased $229,000 to $226,000 for the quarter ended September 30, 2001 from $455,000 due to the completion of various projects and the reduction of contract employees. Facilities expense decreased $180,000 to $430,000 as we terminated leases on office space as a result of decreases in personnel.

Marketing and sales

  Marketing and sales expense decreased $2,379,000 to $4,671,000, or 38.4% of revenue, during the quarter ended September 30, 2001 from $7,050,000, or 57.1% of revenue, for the quarter ended September 30, 2000. The decrease was primarily due to a decrease in marketing and sales personnel to 76 at September 30, 2001 from 90 at September 30, 2000, decreases in sales commissions, and to decreases in advertising costs. Personnel and related expenses, including sales commissions, decreased $1,665,000 to $2,955,000, or 24.3% of revenue, for the quarter ended September 30, 2001 from $4,620,000, or 37.4% of revenue, for the quarter ended September 30, 2000. Advertising costs decreased $794,000 to $767,000 for the quarter ended September 30, 2001 from $1,561,000 for the quarter ended September 30, 2000.


Product research and development

  Product research and development expense remained constant at $1,115,000, or 9.2% of revenue, during the quarter ended September 30, 2001 compared to $1,113,000, or 9.0% of revenue, during the quarter ended September 30, 2000.

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $107,000 for the quarter ended September 30, 2001 and $25,000 for the quarter ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Restructuring costs

  On August 11, 2001, we initiated a voluntary separation benefit program to reduce our workforce. 108 employees were approved for this program. Restructuring costs relating to this program, consisting of severance pay and benefits, were $1,392,000 during the quarter ended September 30, 2001.

Other income (expense)

  Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents decreased $941,000 to $148,000 for the quarter ended September 30, 2001 from $1,089,000 for the quarter ended September 30, 2000. This decrease was due primarily to having lower cash balances for investments as cash has been used to fund operating losses. During the quarter ended September 30, 2001, interest expense increased $247,000 to $788,000 related primarily to equipment acquired under capital leases during the last four quarters.

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

Net loss

  Net loss increased $205,000 to $12,769,000 for the quarter ended September 30, 2001 from $12,564,000 for the quarter ended September 30, 2000. As more fully discussed above, the increased net loss is primarily attributable to the decrease in revenues.

EBITDA

  EBITDA, as defined below, increased $2,621,000 to negative $6,741,000 for the quarter ended September 30, 2001 from negative $9,362,000 for the quarter ended September 30, 2000. The increase is primarily attributable to the cost reduction efforts described above. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our personnel and our fixed commitments will continue to represent a large portion of our expenses.

  EBITDA for the quarters ended September 30, 2001 and 2000 consists of loss from operations of $12,129,000 and $13,112,000 plus depreciation and amortization of $5,281,000 and $3,725,000 and amortization of unearned stock-based compensation of $107,000 and $25,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

Comparison of six-month periods ended September 30, 2001 and 2000

Revenues

  Our revenues increased $4,307,000 to $25,743,000 for the six-month period ended September 30, 2001 from $21,436,000 for the six-month period ended September 30, 2000. The increase is as a result of an increase in the number of customers and the growth in revenues from some existing customers. Dedicated hosting revenue and managed services fees increased $4,790,000 to $21,852,000, or 84.9% of revenue, for the six-month period ended September 30, 2001 from $17,062,000, or 79.6% of revenue, for the six-month period ended September 30, 2000. Shared hosting revenue decreased $264,000 to $1,274,000, or 4.9% of revenue, for the six-month period ended September 30, 2001 from $1,538,000, or 7.2% of revenue, for the six-month period ended September 30, 2000. These changes reflect our continued focus on our dedicated hosting and managed services product offerings. Set-up fees decreased $402,000 to $1,435,000, or 5.6% of revenue, for the six-month period ended September 30, 2001 from $1,837,000, or 8.6% of revenue, for the six-month period ended September 30, 2000, due to a decline in new customer orders.

Cost of revenue

  Our cost of revenue increased $4,460,000 to $24,996,000, or 97.1% of revenue, for the six-month period ended September 30, 2001 from $20,536,000, or 95.8% of revenue, for the six-month period ended September 30, 2000. The increase in cost of revenue was due primarily to increases in communication and bandwidth expenses, and increases in depreciation and amortization expenses offset by decreases in personnel and related costs and facilities related expenses. Communication and bandwidth expenses increased $3,255,000 to approximately $6,724,000 for the six-month period ended September 30, 2001 from $3,469,000 for the six-month period ended September 30, 2000. This was due to our having purchased higher-performance bandwidth from more costly vendors to support our increased business activities and increased usage by our customers. Depreciation and amortization expenses increased approximately $3,027,000 to $7,850,000 for the six-month period ended September 30, 2001, as we added approximately $15.3 million in computer and related equipment since September 30, 2000. Personnel and related expenses decreased approximately $1,467,000 to $8,581,000, or 33.3% of revenue, for the six-month period ended September 30, 2001 from $10,048,000, or 46.9% of revenue, for the six-month period ended September 30, 2000, as we decreased our systems and customer support personnel to 158 at September 30, 2001 from 251 at September 30, 2000. Facilities expense decreased approximately $412,000 to $438,000 as we terminated leases on office space due to the decrease in personnel.

General and administrative

  General and administrative expense increased $1,116,000 to $11,102,000, or 43.1% of revenue, during the six-month period ended September 30, 2001 from $9,986,000, or 46.6% of revenue, during the six-month period ended September 30, 2000. The increase is primarily due to increases in bad debt expense, other taxes expense, depreciation and amortization expense, and facilities expense, offset by decreases in personnel and related expenses, and professional services
expense.   Bad debt expense increased $1,074,000 to $1,864,000 in the six-month period ended September 30, 2001 as many of our customers ceased operations or reduced or eliminated the web site operations hosted by us. Other taxes, which include primarily property tax, were $677,000 for the six-month period ended September 30, 2001. Depreciation and amortization expense increased $405,000 to $1,115,000 in the six-month period ended September 30, 2001, due to increased computer and office equipment necessary to support the growth of our business. Facilities expense increased $330,000 to $1,212,000 as a result of our move into a larger facility and the growth in the average number of general and administrative employees during the first quarter of fiscal 2001. Personnel and related expenses decreased $810,000 to $4,290,000, or 16.7% of revenue, for the six-month period ended September 30, 2001 from $5,100,000, or 23.8% of revenue, for the six-month period ended September 30, 2000 due to a decrease in the number of general and administrative personnel to 56 employees at September 30, 2001 from 138 employees at September 30, 2000. Professional services expense decreased $557,000 to $456,000 for the six-month period ended September 30, 2001 due to the completion of various projects and the reduction of contract employees.

Marketing and sales

  Marketing and sales expense decreased $90,000 to $11,557,000, or 44.9% of revenue, during the six-month period ended September 30, 2001 from $11,647,000, or 54.3% of revenue, during the six-month period ended September 30, 2000. The decrease was due primarily to a decrease in marketing and sales personnel and related expenses, a decrease in sales commissions due to lower sales, and an increase in depreciation expenses. Personnel and related expenses, including sales commissions, decreased $631,000 to $6,803,000, or 26.4% of revenue, for the six-month period ended September 30, 2001 from $7,434,000, or 34.7% of revenue, for the six-month period ended September 30, 2000. Depreciation and amortization expenses increased $494,000 to $655,000 for the six-month period
ended September 30, 2001 due to our move into a larger facility.   We decreased
our marketing and sales personnel to 76 at September 30, 2001 from 90 at September 30, 2000.

Product research and development

  Product research and development expense increased $449,000 to $2,334,000, or 9.1% of revenue, during the six-month period ended September 30, 2001 from $1,885,000, or 8.8% of revenue, during the six-month period ended September 30, 2000. The increase was due primarily to an increase in product research and development personnel and related expenses and depreciation and amortization expenses. Personnel and related expenses increased $292,000 to $1,865,000, or 7.2% of revenue, for the six-month period ended September 30, 2001 from $1,573,000, or 7.3% of revenue, for the six-month period ended September 30, 2000. Depreciation and amortization increased $64,000 to $136,000 for the six-month period ended September 30, 2001 from $72,000 for the six-month period ended September 30, 2000.

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $122,000 for the six-month period ended September 30, 2001 and $125,000 for the six-month period ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Restructuring costs

  Restructuring costs totaled $3,583,000 during the six month ended September 30, 2001. The May 10, 2001 restructuring plan resulted in estimated costs associated with termination of leases and asset write offs of $1,694,000 and severance costs of $503,000. The August 11, 2001 restructuring plan resulted in severance and benefit costs of $1,392,000.

  On May 10, 2001, we initiated a restructuring plan intended to reduce our workforce and eliminate excess office space and furniture and fixtures at our headquarters. On May 11, 2001, we reduced our workforce by 94 employees. We renegotiated the lease for our headquarters facilities and anticipate that we will renegotiate certain excess furniture and fixtures leases. We have also recorded a charge for the net book value of leasehold improvements related to the excess office space at our headquarters facilities. The reduction in workforce was a result of slower than anticipated growth and increased process and other operational efficiencies.

  On August 11, 2001, we initiated a voluntary separation benefit program to reduce our workforce. 108 employees were approved for the program.

Other income (expense)

  Other income (expense) consists primarily of interest income on our cash balances and investments in marketable securities and interest expense on our outstanding notes payable and capital lease obligations. Interest earned on our cash and cash equivalents decreased $1,760,000 to $555,000 for the six-month period ended September 30, 2001 from $2,315,000 for the six-month period ended September 30, 2000. This decrease was due primarily to having lower cash balances for investments as cash has been used to fund operating losses. During the six-month period ended September 30, 2001, interest expense increased $616,000 to $1,602,000 related primarily to equipment acquired under capital leases during the last four quarters.

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

Net loss

  Net loss increased $5,958,000 to $28,998,000 for the six-month period ended September 30, 2001 from $23,040,000 for the six-month period ended September 30, 2000. As more fully discussed above, the increased net loss is primarily attributable to increased expenses.

EBITDA

  EBITDA, as defined above, decreased $985,000 to negative $17,371,000 for the six-month period ended September 30, 2001 from negative $16,386,000 for the six-month period ended September 30, 2000. The decrease is primarily attributable to costs associated with anticipated growth partially offset by cost reduction efforts. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our personnel and our fixed commitments will continue to represent a large portion of our expenses during our anticipated expansion. EBITDA for the six-month periods ended September 30, 2001 and 2000 consists of loss from operations of $27,951,000 and $22,743,000 plus depreciation and amortization of $10,458,000 and $6,232,000 and amortization of unearned stock-based compensation of $122,000 and $125,000, respectively.

Liquidity and Capital Resources

  We have historically financed our operations primarily through sales of equity securities and capital leases. Since our inception, we have raised $15.9 million through private placements of our common stock. In November 1999, we raised $85.9 million in net proceeds from our initial public offering. As of September 30, 2001, we had cash and cash equivalents of $8.6 million.

  Net cash used in our operating activities for the six-month period ended September 30, 2001 was $15.4 million. The net cash used in operations was comprised primarily of working capital requirements and our net loss, net of depreciation and amortization. Net cash provided by investing activities was $22.2 million for the six-month period ended September 30, 2001 and consisted of the sale of marketable debt securities of $25.4 million and purchases of property and equipment of approximately $2.6 million. Our purchases of property and equipment consisted primarily of equipment to provide services to our customers. We acquired $3.1 million in computer and related equipment under capital leases for the six-month period ended September 30, 2001. Net cash used in financing activities was approximately $4.7 million for the six-month period ended September 30, 2001 and consisted primarily of principal payments on our notes payable and capital leases.

  Total borrowings under our notes payable and capital lease obligations as of September 30, 2001 were approximately $29.4 million.

  In December 1999 we entered into a revolving credit facility with Bank One, Texas, N.A. This $2.0 million credit facility matured on July 31, 2001, and we did not renew it. We did not borrow any amounts under the facility.

  Under our agreement with Level 3, we are required to purchase at least an additional $7.6 million of bandwidth and colocation services over the next three years. Our quarterly commitment was $300,000 per quarter through July 2001, is $400,000 per quarter through July 2002 and is $600,000 per quarter during the next 12 months and $1.0 million per quarter during the final 12 months of the agreement.

  During the quarter ended September 30, 2001, we began to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at current revenue levels by reducing cash outflows. As part of this plan, we reduced our real estate lease expenses by $193,000 per month, personnel expenses by $961,000 per month and discretionary expenses by $296,000 per month. We expect to begin to realize the full effect of these costs savings during the quarter ending December 31, 2001. We expected to negotiate a reduction of our other fixed operating expenses (including capital leases). As a result, we were not making our lease payments, or were making partial lease payments, under these leases and were in default under these leases at September 30, 2001. Because the restructuring of these leases would likely have impacted our capital structure, we did not negotiate the restructuring while we were engaged in the negotiations that resulted in the execution of the merger agreement described above in "Pending Merger."

  In connection with the execution of the merger agreement, we entered into a credit agreement with divine on November 1, 2001 pursuant to which divine has agreed to make available to us interim financing of up to a maximum of $12.8 million. Outstanding balances bear interest at 10%. The facility is secured by all of our assets other than certain assets that are already encumbered or cannot be pledged. The credit facility contains standard events of default and other covenants. We received our first advance, in the amount of $4.3 million, on November 5, 2001, and plan to use a substantial portion of such amount to make past-due payments to our capital lease vendors. We currently expect that our cash and investment balances available at September 30, 2001 and the amounts available to us under the credit agreement should be sufficient to meet our working capital and capital expenditure requirements at least through the end of our current fiscal year (March 31, 2002). However, our ability to access the remaining amounts is subject to our meeting certain financial covenants and other conditions. In addition, under certain circumstances, divine would be entitled to either restrict our borrowing ability or declare the entire unpaid balance due, or both. We expect the merger agreement to close in January 2002, subject to regulatory and shareholder approval.

  If the merger agreement is terminated, in addition to funding our ongoing expenses, we could be required to repay outstanding amounts under the credit agreement and, under certain circumstances, termination fees and expenses totaling $2.2 million. If divine terminates the merger agreement because we have breached a covenant or agreement or representation or warranty or our board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, we would be required to repay all outstanding amounts within 90 days after the termination date. If we terminate the merger agreement because divine's stock price closes for 10 consecutive trading days below $0.329, we would be required to repay all outstanding amounts within 180 days after the termination date. If we terminate the merger agreement because divine has breached a covenant or agreement or representation or warranty or divine's board of directors withdraws its recommendation of the merger, all outstanding amounts convert to shares of our common stock at $0.94 per share. If we are required to repay outstanding loans from divine and some or all of the other expenses as a result of the termination of the merger agreement, we would be required to raise a significant amount of capital and the covenants in the credit agreement with divine prohibit us from raising additional capital or incurring additional debt without repaying divine in full. As a result, it is likely that, if the merger agreement is terminated and the outstanding loans did not convert to equity, we would not be able to continue as a going concern unless we were able raise this additional capital quickly. In any event, we would be required to significantly curtail our operations to allow us to continue to operate while we attempted to secure additional sources of capital. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders would be substantially diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

Recent Developments

  In January 2001, we entered into a guarantee with a financial institution pursuant to which we guaranteed up to $5.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, our Chairman of the Board and Chief Executive Officer. In June 2001, this guarantee was replaced with a new guarantee that reduced the amount
to $2.0 million.   On October 26, 2001, the financial institution sold the
remaining shares of common stock securing the margin debt and, on November 6, 2001, exercised its rights under the guarantee and took possession of the $2.0 million securing the guarantee. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, the limited partnership and Mr. Vanderbeck are required to repay the $2.0 million paid by us under the guarantee.
Mr. Vanderbeck has also granted us a security interest in certain properties.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued SAB 101, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the new guidance as a change in accounting principle in January 2001 but effective April 1, 2000. We changed our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers. The change in accounting method has been accounted for as a cumulative effect adjustment, which resulted in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB 101. As a result of the cumulative effect adjustment on prior years, which totals approximately $1,626,000, revenue that has previously been recognized in our financial statements has been and will continue to be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101.

  In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Under SFAS 141, the Company must recognize and report intangible assets acquired in a purchase method business combination apart from goodwill, if specific criteria are met. Purchase price previously allocated to an assembled workforce may no longer be accounted for separately; rather, it is subsumed into goodwill. Beginning January 1, 2002, SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
The adoption of SFAS 141 and SFAS 142 will not have an impact on the Company.

Risk Factors

  The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

Our business and stock price may be adversely affected if the merger with divine is not completed.

     On November 1, 2001, we entered into an agreement with divine, inc. pursuant to which divine would acquire all of the outstanding shares of our common stock. Consummation of the transaction is conditioned upon our shareholders' approval and, if required by Nasdaq rules, the approval of divine's stockholders, as well as the satisfaction of other customary conditions to closing. If the transaction is not completed, we could be subject to a number of risks that may adversely affect our business and stock price. First, we would not realize the strategic benefits or the enhanced financial and competitive position we expect to realize from being part of a combined company with divine. In addition, the diversion of our management's attention from the day to day business and the disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs. Also, under certain circumstances we could be required to pay divine a termination fee equal to $1,700,000 and up to $500,000 of its transaction related expenses, as well as our own transaction expenses and up to $12.8 million that we may, under certain circumstances, borrow from divine under our credit facility with divine.

If the merger agreement is terminated and the outstanding loans under the credit agreement with divine become payable, we may not be able to raise enough capital to repay the loans, which could result in our inability to continue as a going concern.

  If the merger agreement is terminated, in addition to funding our ongoing expenses, we could be required to repay outstanding amounts under the credit agreement and, under certain circumstances, termination fees and other fees and expenses totaling $2.2 million. If divine terminates the merger agreement because we have breached a covenant or agreement or representation or warranty or our board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, we would be required to repay all outstanding amounts within 90 days after the termination date. If we terminate the merger agreement because divine's stock price closes for 10 consecutive trading days below $0.329, we would be required to repay all outstanding amounts within 180 days after the termination date. If we terminate the merger agreement because divine has breached a covenant or agreement or representation or warranty or divine's board of directors withdraws its recommendation of the merger, all outstanding amounts convert to shares of our common stock at $0.94 per share. If we are required to repay outstanding loans from divine or some or all of the other expenses as a result of the termination of the merger agreement, we would be required to raise a significant amount of capital and the covenants in the credit agreement with divine prohibit us from raising additional capital or incurring additional debt without repaying divine in full. As a result, it is likely that, if the merger agreement is terminated and the outstanding loan balance is not converted into equity, we would not be able to continue as a going concern unless we were able raise this additional capital quickly. In any event, we would be required to significantly curtail our operations to allow us to continue to operate while we attempted to secure additional sources of capital. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders would be substantially diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We have a history of substantial losses, and we anticipate continuing losses.

  We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since incorporating in 1997. We experienced net losses of approximately $12.8 million, or negative 105% of revenues, for the quarter ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $90.9 million. We are required to purchase an additional $800,000 of colocation and bandwidth services from Level 3 during the remainder of fiscal 2002. We expect to incur operating losses for at least the next fiscal year. We cannot assure you that we will ever be profitable on a quarterly or annual basis or that, if we achieve profitability, it will be sustainable.

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

A portion of our operating costs is fixed. If our revenues do not exceed our costs, our operating results will suffer.

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

  Many of our customers are businesses, including Internet-based businesses, that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. The unproven business models of many of our customers and the uncertain economic climate make their continued viability uncertain. Many of these customers have ceased or reduced their operations, and it has become increasingly difficult for us to collect our accounts receivable from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers or if their business models prove to be unsuccessful, we face the risk that these customers may cease, curtail or limit web site operations hosted by us. If this continues to occur, we would likely experience a loss of revenue associated with these customers and will then have to increase sales to other businesses in order to preserve and grow our revenue. If we are successful in increasing sales to other businesses, we will incur the expenses associated with these new customers, such as sales and marketing expenses, including commissions, and implementation costs. As a result, to preserve and grow our revenue, we will have to increase sales by substantially more than the amount of lost revenue.

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

  We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We buy servers, routers and switches on an as-needed basis and therefore do not carry significant inventories of them. We also have no guaranteed supply arrangements with our vendors. We currently only use servers from Compaq and rely on Compaq to provide us with access to Compaq technical personnel. In July 1999, we entered into an agreement with Compaq under which we agreed during the immediately following three years to purchase from Compaq the lesser of 2,000 servers or the number of servers reasonably necessary to adequately operate our business consistent with our business plan. Through September 30, 2001, we had purchased approximately 1,965 servers from Compaq under this agreement. Our requirement to purchase these servers is contingent upon Compaq providing financing for the servers on competitive terms, upon the price, performance and quality of the Compaq servers being reasonably satisfactory to us and upon Compaq's commitment to deliver these servers on the schedule we request. In addition, we rely on Cisco Systems, Inc. and others to supply equipment critical to our network, but we do not have a supply agreement with any of them. If this equipment were to become unavailable on terms acceptable to us, we would be forced to find alternative equipment. The inability to obtain equipment or technical services from Compaq, Cisco or others on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment, and as a result our business could be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused disruptions in and impairment of network performance.

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

  The success of our business depends on the growth of the Internet. Laws and regulations directly applicable to commerce or communications over the Internet are becoming increasingly prevalent. However, the law of the Internet remains largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business if they impose a direct cost on us, or if they curtail the growth of the Internet. If liability for materials carried on or disseminated through their systems is imposed on service providers, we would make efforts to implement measures to reduce our exposure to such liability. Such measures could require us to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention to liability issues, as a result of lawsuits, legislation and legislative proposals, could divert management attention, result in unanticipated expenses and harm our business. If legislation is adopted in the U.S. or internationally that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet, our business would suffer.

We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management's attention and require us to expend significant financial resources.

  We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation, which could have the effect of diverting management's attention and require us to expend significant financial resources. Our liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed or claimed.

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


Our principal shareholders, directors and executive officers currently own approximately 37.5% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

  Our directors and executive officers and shareholders who currently own over 5% of our common stock collectively beneficially own approximately 37.5% of our outstanding common stock. These shareholders would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Data Return even if beneficial to our shareholders.

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

  At September 30, 2001, 36,172,350 shares of our common stock were issued and outstanding. We cannot be sure what effect, if any, future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock. The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of our common stock.

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

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     In connection with the merger agreement with divine, the Company has amended its Rights Agreement, dated as of September 27, 1999, between the Company and Mellon Investor Services LLC (formerly Chasemellon Shareholder Services, L.L.C.), as Rights Agent. The description and terms of the amendment are set forth in our Current Report on Form 8-K filed with the SEC on November 2, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:


     2.1* Agreement and Plan of Merger, dated as of November 1, 2001, among divine, inc., TD Acquisition Corp. and the Registrant.

     4.1* First Amendment to Rights Agreement, dated as of October 26, 2001, between the Registrant and Chasemellon Shareholder Services, L.L.C., as Rights Agent.

     10.1* Credit Agreement, dated as of November 1, 2001, between the Registrant as Borrower and divine, inc. as Lender.

     99.1* Form of Shareholders Voting Agreement to be entered into between divine, inc. and the shareholders of the Registrant named therein.

    ---------------
     * Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 1, 2001 and incorporated herein by this reference.

(b)   Reports on Form 8-K:

        Form 8-K filed August 1, 2001.
        Form 8-K filed November 2, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Data Return Corporation



Dated: November 14, 2001      By:  / s/ Stuart A. Walker
                                 ----------------------------------------
                              Stuart A. Walker, Vice President
                              Chief Financial Officer
                              (Principal Financial & Accounting Officer &
                               Authorized Officer)