Form 10-Q/A
period 2001-09-30
DATA RETURN CORP
filed 2001-11-16
CIK 1088330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

The following items of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 are hereby amended. Such items are set forth herein in their entirety, as amended.

Item 1.  Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 1.  Condensed Financial Statements

                            Data Return Corporation
                           Condensed Balance Sheets
                     (in thousands, except per share data)
                                   Unaudited

                                                                                         September 30,         March 31,
                                                                                             2001                2001
                                                                                         --------------------------------
Assets                                                                                    (Unaudited)
Current assets:
     Cash                                                                                     $  8,576           $  6,566
     Restricted cash and marketable securities                                                   2,000                  -
     Investment in available for sale securities                                                     -             26,800
     Accounts receivable, net of allowance for doubtful accounts of $1,454 and $1,589 at September 30, 2001 and March 31, 2001,
        respectively                                                                             5,779              8,477
     Prepaid and other                                                                           1,380              1,189
                                                                                         -------------        -----------
Total current assets                                                                            17,735             43,032

     Property and equipment, net                                                                39,060             44,104
     Other Assets                                                                                  384                496
     Due from officer                                                                            2,000                  -
                                                                                         -------------        -----------
Total assets                                                                                  $ 59,179           $ 87,632
                                                                                         =============        ===========
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                                         $  2,345           $  2,443
     Accrued expenses and other                                                                  4,824              4,265
     Deferred revenue                                                                            4,384              5,717
     Other liability                                                                             2,000                  -
     Capital lease obligations - short term                                                     15,985             12,873
                                                                                         -------------        -----------
Total current liabilities                                                                       29,538             25,298

Capital lease obligations - long term                                                           13,381             18,173
Commitments and contingencies                                                                        -                  -
                                                                                         -------------        -----------
Total liabilities                                                                               42,919             43,471

Shareholders' equity:
     Preferred stock, $.001 par value; 20,000 shares
        authorized, none issued or outstanding                                                       -                  -
     Common stock, $.001 par value; 100,000 shares
        authorized; 36,172 and 35,979 issued and outstanding
        at September 30, 2001 and March 31, 2001,  respectively                                     36                 36
     Additional paid-in capital                                                                110,784            110,497
     Prepaid broadband services                                                                 (3,571)            (4,594)
     Deferred stock compensation                                                                   (89)              (119)
     Accumulated deficit including comprehensive earnings                                      (90,900)           (61,659)
                                                                                         -------------        -----------
Total shareholders' equity                                                                      16,260             44,161
                                                                                         -------------        -----------
Total liabilities and shareholders' equity                                                    $ 59,179           $ 87,632
                                                                                         =============        ===========

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited

                                                          Three Months Ended                            Six Months
                                                             September 30,                         Ended September 30,
                                                 --------------------------------           --------------------------------
                                                   2001                    2000               2001                    2000
                                                 --------                --------           --------                --------
Revenues                                         $ 12,160                $ 12,356           $ 25,743                $ 21,436

Costs and expenses:
      Cost of revenue                              11,839                  11,525             24,997                  20,536
      General and administrative                    5,269                   5,755             11,205                   9,986
      Marketing and sales                           4,671                   7,050             11,557                  11,647
      Product research & development                1,115                   1,113              2,334                   1,885
      Stock-based compensation                         59                      25                 74                     125
      Restructuring costs                           1,343                       -              3,534                       -
                                                 --------                --------           --------                --------
Total costs and expenses                           24,296                  25,468             53,701                  44,179
                                                 --------                --------           --------                --------
Loss from operations                              (12,136)                (13,112)           (27,958)                (22,743)
Other income (expense):
      Interest income                                 148                   1,089                555                   2,315
      Interest expense                               (788)                   (541)            (1,602)                   (986)
                                                 --------                --------           --------                --------
Loss before cumulative effect of change
in accounting principle                          $(12,776)               $(12,564)          $(29,005)               $(21,414)

Cumulative effect of change in accounting
principle                                               -                       -                  -                  (1,626)
                                                 --------                --------           --------                --------
Net loss                                         $(12,776)               $(12,564)          $(29,005)               $(23,040)
                                                 ========                ========           ========                ========

Basic and diluted net loss per common share:
      Before cumulative effect of  change in
      accounting principle                       $  (0.35)               $  (0.35)            $(0.80)               $  (0.60)

      Cumulative effect of change in
      accounting principle                       $      -                $      -           $      -                $  (0.05)
                                                 --------                --------           --------                --------

Net loss per common share:
      Basic and diluted                          $  (0.35)               $  (0.35)          $  (0.80)               $  (0.65)
                                                 ========                ========           ========                ========
Shares used in computing basic and diluted net
loss per share                                     36,148                  35,625             36,038                  35,534
                                                 ========                ========           ========                ========

           See accompanying notes to Condensed Financial Statements.

                            Data Return Corporation
                      Condensed Statements of Cash Flows
                     (in thousands, except per share data)
                                   Unaudited

                                                                             Six Months Ended
                                                                             ----------------
                                                                               September 30,
                                                                               -------------
                                                                      2001                        2000
                                                                    --------                    --------
Operating activities:
Net loss                                                            $(29,005)                   $(23,040)

Adjustments to reconcile net loss to net cash
      (used in) operations:
   Noncash items included in net loss:
      Depreciation and amortization                                   10,347                       5,943
      Stock based compensation expense                                    74                         125
      Provision for bad debts                                          1,864                         789
      Amortization of warrants issued for services                       215                         279
      Loss on disposal of assets                                         340                           -
   Changes in assets and liabilities
      Accounts receivable                                                834                      (4,538)
      Prepaids and other assets                                         (315)                     (1,135)
      Accounts payable and accrued expenses                            1,484                       1,514
      Deferred revenue                                                (1,333)                      3,643
                                                                    --------                    --------
Net cash (used in) operating activities                              (15,495)                    (16,420)

Investing Activities:
      Capital expenditures                                            (2,582)                    (10,939)
      Purchase of available-for-sale securities                            -                     (44,316)
      Proceeds from available-for-sale securities                     26,800                           -
      Restricted cash and marketable securities                       (2,000)                          -
                                                                    --------                    --------
Net cash provided by (used in) investing activities                   22,218                     (55,255)

Financing activities:
      Payments on notes payable and capital lease obligations         (4,741)                     (4,020)
      Net proceeds from issuance of common stock                          28                         153
                                                                    --------                    --------
Net cash (used in) financing activities                               (4,713)                     (3,867)
                                                                    --------                    --------

Net increase (decrease) in cash                                        2,010                     (75,542)

      Beginning cash                                                   6,566                      85,424
                                                                    --------                    --------
      Ending cash                                                   $  8,576                    $  9,882
                                                                    ========                    ========

Non cash activities:
      Equipment acquired under capital lease                        $  3,075                    $ 17,660
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

     During the quarter ended September 30, 2001, the Company began to implement a cost savings plan with an objective of becoming substantially cash flow breakeven at current revenue levels by reducing cash outflows. As part of this plan, the Company reduced its real estate lease expenses by $193,000 per month, personnel expenses by $961,000 per month and discretionary expenses by $296,000 per month. The Company expects to begin to realize the full effect of these costs savings during the quarter ending December 31, 2001. The Company expected to negotiate a reduction of its other fixed operating expenses (including capital leases). As a result, the Company was not making its lease payments, or were making partial lease payments, under these leases and was in default under these leases at September 30, 2001. Because the restructuring of these leases would likely have impacted its capital structure, it did not negotiate the restructuring while it was engaged in the negotiations that resulted in the execution of the merger agreement described below in "Subsequent Events."

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

4. Restricted Cash and Marketable Securities

     The Company has classified $2.0 million as restricted cash and marketable securities which is composed of $635,000 in cash and $1,365,000 in marketable securities. This secures a guarantee issued by the Company to a financial institution of up to $2.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. On November 6, 2001, the financial institution exercised its rights under the guarantee and took possession of the $2.0 million securing the guarantee. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, the limited partnership and Mr. Vanderbeck are required to repay the $2.0 million paid by the Company under the guarantee. Mr. Vanderbeck has also granted to the Company a security interest in certain properties. The Company has recorded an asset due from Mr. Vanderbeck and a corresponding liability related to fulfillment of the guarantee obligation of $2.0 million. Also see Note 9. Subsequent Events, and the Recent Developments section in Management's Discussion and Analysis.

5. Investment in Available for Sale Securities

     Available-for-sale securities are comprised of debt securities for which there is a determinable fair market value and for which there are no restrictions on the Company's ability to sell the security. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

     At March 31, 2001, the realized gains on sales of available-for-sale securities totaled $55,000. The net adjustment of unrealized gains of $281,000 has been recorded as a separate component of shareholders' equity. There were no available-for-sale securities as of September 30, 2001.

6. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                  September 30, 2001              March 31, 2001
                                                                  ------------------              --------------
                                                                     (unaudited)
Electronics and computer equipment..........................             $ 47,556                    $ 44,313
Computer software...........................................                4,147                       3,961
Furniture and office equipment..............................                4,544                       4,592
Leasehold improvements......................................                5,363                       5,767
Other depreciable assets....................................                4,480                       2,547
                                                                         --------                    --------
                                                                           66,090                      61,180
Less accumulated depreciation and amortization.............               (27,030)                    (17,076)
                                                                         --------                    --------
                                                                         $ 39,060                    $ 44,104
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

7. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                  September 30, 2001              March 31, 2001
                                                                  ------------------              --------------
                                                                     (unaudited)
Professional fees...........................................                 $  161                    $  183
Marketing costs.............................................                    579                     1,306
Accrued payroll.............................................                  1,143                     1,700
Commissions.................................................                     88                       137
Other taxes.................................................                    794                       337
Restructuring costs.........................................                  1,172                         -
Other.......................................................                    936                       602
                                                                             ------                    ------
                                                                             $4,873                    $4,265
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

     On August 11, 2001, the Company initiated a voluntary separation benefit program to reduce the Company's workforce. 108 employees were approved to participate in this program. Restructuring costs, consisting of severance and benefits, were $1,343,000 during the quarter ended September 30, 2001 and are included in restructuring costs in determining net loss. The remaining estimated restructuring accrual of $717,000 at September 30, 2001 relates to severance and benefits for those employees participating in the voluntary separation program.

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

     In January 2001, the Company entered into a guarantee with a financial institution pursuant to which the Company guaranteed up to $5.0 million of the margin debt of a Texas family limited partnership (an estate planning entity) owned by Sunny C. Vanderbeck, the Chairman of the Board and Chief Executive Officer of the Company. In June 2001, this guarantee was replaced with a new
guarantee that reduced the amount to $2.0 million.   On October 26, 2001, the
financial institution sold the remaining shares of common stock securing the margin debt and, on November 6, 2001, exercised its rights under the guarantee and took possession of the $2.0 million securing the guarantee. Pursuant to a letter agreement with the limited partnership and Mr. Vanderbeck, the limited partnership and Mr. Vanderbeck are required to repay the $2.0 million paid by the Company under the guarantee. Mr. Vanderbeck has also granted to the Company a security interest in certain properties. The Company has recorded an asset due from Mr. Vanderbeck and a corresponding liability related to fulfillment of the guarantee obligation of $2.0 million.

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

Results of Operations

Comparison of quarters ended September 30, 2001 and 2000

Revenues

  Our revenues decreased $196,000 to $12,160,000 for the quarter ended September 30, 2001 from $12,356,000 for the quarter ended September 30, 2000. The decrease is a result of our continued loss of customers. Dedicated hosting revenue and managed services fees increased $171,000 to $10,381,000, or 85.4% of revenue, for the quarter ended September 30, 2001 from $10,204,000, or 82.6% of revenue, for the quarter ended September 30, 2000. Shared hosting revenue decreased $133,000 to $613,000, or 5.0% of revenue, for the quarter ended September 30, 2001 from $746,000, or 6.0% of revenue, for the quarter ended September 30, 2000. The continued shift towards dedicated revenues reflects our focus on our dedicated hosting and managed services product offerings. Set-up fees decreased $226,000 to $714,000, or 5.9% of revenue, for the quarter ended September 30, 2001 from $940,000, or 7.6% of revenue, for the quarter ended September 30, 2000, due to a decline in new customer orders.

Cost of revenue

  Our cost of revenue increased $314,000 to $11,839,000, or 97.4% of revenue, for the quarter ended September 30, 2001 from $11,525,000, or 93.3% of revenue, for the quarter ended September 30, 2000. The increase in cost of revenue was due primarily to increases in communication and bandwidth expenses, and increases in depreciation and amortization expenses, offset by decreases in personnel and related costs and facilities related expenses.

Communication and bandwidth expenses increased $1,197,000 to approximately $3,181,000, or 26.2% of revenue, for the quarter ended September 30, 2001 from $1,984,000, or 16.1% or revenue, for the quarter ended September 30, 2000 due to increased usage by our customers. In particular, one customer accounted for a significant portion of the increase. Depreciation and amortization expenses increased approximately $1,041,000 to $3,990,000, or 32.8% of revenue, for the quarter ended September 30, 2001 from $2,949,000, or 23.9% of revenue, for the quarter ended September 30, 2000, as we added approximately $15.3 million in computer and related equipment since September 30, 2000. Personnel and related expenses decreased approximately $1,754,000 to $3,789,000, or 31.2% of revenue, for the quarter ended September 30, 2001 from $5,543,000, or 44.9% of revenue, for the quarter ended September 30, 2000, as we decreased our systems and customer support personnel to 158 at September 30, 2001 from 251 at September 30, 2000. Facilities expense decreased approximately $267,000 to $229,000 as we terminated leases on office space due to decreases in personnel.

General and administrative

  General and administrative expense decreased $486,000 to $5,269,000, or 43.3% of revenue, during the quarter ended September 30, 2001 from $5,755,000, or 46.6% of revenue, during the quarter ended September 30, 2000. The decrease is primarily due to decreases in personnel and related expenses, professional services expense, and facilities expense offset by an increase in bad debt expense. Bad debt expense increased $581,000 to $1,150,000, or 9.5% of revenue, in the quarter ended September 30, 2001 as many of our customers ceased operations or reduced or eliminated the web site operations hosted by us. Personnel and related expenses decreased $1,168,000 to $1,783,000, or 14.7% of revenue, for the quarter ended September 30, 2001 from $2,951,000, or 23.9% of revenue, for the quarter ended September 30, 2000 due to a decrease in general and administrative personnel to 56 employees at September 30, 2001 from 138 employees at September 30, 2000. Professional service expense decreased $229,000 to $226,000 for the quarter ended September 30, 2001 from $455,000 due to the completion of various projects and the reduction of contract employees. Facilities expense decreased $180,000 to $430,000 as we terminated leases on office space as a result of decreases in personnel.

Marketing and sales

  Marketing and sales expense decreased $2,379,000 to $4,671,000, or 38.4% of revenue, during the quarter ended September 30, 2001 from $7,050,000, or 57.1% of revenue, for the quarter ended September 30, 2000. The decrease was primarily due to a decrease in marketing and sales personnel to 76 at September 30, 2001 from 90 at September 30, 2000, decreases in sales commissions, and to decreases in advertising costs. Personnel and related expenses, including sales commissions, decreased $1,665,000 to $2,955,000, or 24.3% of revenue, for the quarter ended September 30, 2001 from $4,620,000, or 37.4% of revenue, for the quarter ended September 30, 2000. Advertising costs decreased $1,228,000 to $767,000 for the quarter ended September 30, 2001 from $1,995,000 for the quarter ended September 30, 2000.

Product research and development

  Product research and development expense remained constant at $1,115,000, or 9.2% of revenue, during the quarter ended September 30, 2001 compared to $1,113,000, or 9.0% of revenue, during the quarter ended September 30, 2000.

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $59,000 for the quarter ended September 30, 2001 and $25,000 for the quarter ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Restructuring costs

  On August 11, 2001, we initiated a voluntary separation benefit program to reduce the our workforce. 108 employees were approved for this program. Restructuring costs relating to this program, consisting of severance pay and benefits, were $1,343,000 during the quarter ended September 30, 2001.

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

Net loss

  Net loss increased $212,000 to $12,776,000 for the quarter ended September 30, 2001 from $12,564,000 for the quarter ended September 30, 2000. As more fully discussed above, the increased net loss is primarily attributable to the decrease in revenues.

EBITDA

  EBITDA, as defined below, increased $2,669,000 to negative $6,693,000 for the quarter ended September 30, 2001 from negative $9,362,000 for the quarter ended September 30, 2000. The increase is primarily attributable to the cost reduction efforts described above. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our personnel and our fixed commitments will continue to represent a large portion of our expenses.

  EBITDA for the quarters ended September 30, 2001 and 2000 consists of loss from operations of $12,136,000 and $13,112,000 plus depreciation and amortization of $5,384,000 and $3,725,000 and amortization of unearned stock-based compensation of $59,000 and $25,000, respectively. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our calculations of EBITDA may not be consistent with calculations of EBITDA used by others. However, we believe that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the advanced hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity and to provide additional information with respect to our ability to meet future working capital requirements.

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

Cost of revenue

  Our cost of revenue increased $4,461,000 to $24,997,000, or 97.1% of revenue, for the six-month period ended September 30, 2001 from $20,536,000, or 95.8% of revenue, for the six-month period ended September 30, 2000. The increase in cost of revenue was due primarily to increases in communication and bandwidth expenses, and increases in depreciation and amortization expenses offset by decreases in personnel and related costs and facilities related expenses. Communication and bandwidth expenses increased $3,466,000 to approximately $6,724,000 for the six-month period ended September 30, 2001 from $3,258,000 for the six-month period ended September 30, 2000. This was due to the Company having purchased higher-performance bandwidth from more costly vendors to support our increased business activities and increased usage by our customers. Depreciation and amortization expenses increased approximately $2,841,000 to $7,850,000 for the six-month period ended September 30, 2001, as we added approximately $15.3 million in computer and related equipment since September
30, 2000.   Personnel and related expenses decreased approximately $1,467,000 to
$8,581,000, or 33.3% of revenue, for the six-month period ended September 30, 2001 from $10,049,000, or 46.9% of revenue, for the six-month period ended September 30, 2000, as we decreased our systems and customer support personnel to 158 at September 30, 2001 from 251 at September 30, 2000. Facilities expense decreased approximately $412,000 to $438,000 as we terminated leases on office space due to the decrease in personnel.

General and administrative

  General and administrative expense increased $1,219,000 to $11,205,000, or 43.5% of revenue, during the six-month period ended September 30, 2001 from $9,986,000, or 46.6% of revenue, during the six-month period ended September 30, 2000. The increase is primarily due to increases in bad debt expense, other taxes expense, depreciation and amortization expense, and facilities expense, offset by decreases in personnel and related expenses, and professional services
expense.   Bad debt expense increased $1,074,000 to $1,864,000 in the six-month period ended September 30, 2001 as many of our customers ceased operations or reduced or eliminated the web site operations hosted by us. Other taxes, which include primarily property tax, were $677,000 for the six-month period ended September 30, 2001. Depreciation and amortization expense increased $508,000 to $1,218,000 in the six-month period ended September 30, 2001, due to increased computer and office equipment necessary to support the growth of our business. Facilities expense increased $330,000 to $1,212,000 as a result of our move into a larger facility and the growth in the average number of general and administrative employees during the first quarter of fiscal 2001. Personnel and related expenses decreased $1,179,000 to $4,290,000, or 16.7% of revenue, for the six-month period ended September 30, 2001 from $5,469,000, or 25.5% of revenue, for the six-month period ended September 30, 2000 due to a decrease in the number of general and administrative personnel to 56 employees at September 30, 2001 from 138 employees at September 30, 2000. Professional services expense decreased $557,000 to $456,000 for the six-month period ended September 30, 2001 due to the completion of various projects and the reduction of contract employees.

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

Stock-based compensation

  Deferred stock compensation was recorded in connection with the grant of employee stock options below fair value in 1998 and 1999. Amortization of stock-based compensation totaled $74,000 for the six-month period ended September 30, 2001 and $125,000 for the six-month period ended September 30, 2000. The amortization of stock-based compensation is based on the vesting schedule of stock options held by our employees.

Restructuring costs

  Restructuring costs totaled $3,534,000 during the six-month period ended September 30, 2001. The May 10, 2001 restructuring plan resulted in estimated costs associated with termination of leases and asset write offs of $1,690,000 and severance costs of $501,000. The August 11, 2001 restructuring plan resulted in severance and benefit costs of $1,343,000.

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

Net loss

  Net loss increased $5,965,000 to $29,005,000 for the six-month period ended September 30, 2001 from $23,040,000 for the six-month period ended September 30, 2000. As more fully discussed above, the increased net loss is primarily attributable to increased expenses.

EBITDA

  EBITDA, as defined above, decreased $936,000 to negative $17,322,000 for the six-month period ended September 30, 2001 from negative $16,386,000 for the six-month period ended September 30, 2000. The decrease is primarily attributable to costs associated with anticipated growth partially offset by cost reduction efforts. We expect to generate negative EBITDA for fiscal 2002. Costs associated with our personnel and our fixed commitments will continue to represent a large portion of our expenses during our anticipated expansion. EBITDA for the six-month periods ended September 30, 2001 and 2000 consists of loss from operations of $27,958,000 and $22,743,000 plus depreciation and amortization of $10,562,000 and $6,232,000 and amortization of unearned stock-based compensation of $74,000 and $125,000, respectively.

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

  If the merger agreement is terminated, in addition to funding our ongoing expenses, we could be required to repay outstanding amounts under the credit agreement and, under certain circumstances, termination fees and expenses totaling $2.2 million. If divine terminates the merger agreement because we have breached a covenant or agreement or representation or warranty or our board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, we would be required to repay all outstanding amounts within 90 days after the termination date. If we terminate the merger agreement because divine's stock price closes for 10 consecutive trading days below $0.329, we would be required to repay all outstanding amounts within 180 days after the termination date. If we terminate the merger agreement because divine has breached a covenant or agreement or representation or warranty or divine's board of directors withdraws its recommendation of the merger, all outstanding amounts convert to shares of our common stock at $0.94 per share. If we are required to repay outstanding loans from divine and some or all of the other expenses as a result of the termination of the merger agreement, we would be required to raise a significant amount of capital and the covenants in the credit agreement with divine prohibit us from raising additional capital or incurring additional debt without repaying divine in full. As a result, it is likely that, if the merger agreement is terminated and the outstanding loans did not convert to equity, we would not be able to continue as a going concern unless we were able to raise this additional capital quickly. In any event, we would be required to significantly curtail our operations to allow us to continue to operate while we attempted to secure additional sources of capital. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders would be substantially diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Under SFAS 141, the Company must recognize and report intangible assets acquired in a purchase method business combination apart from goodwill, if specific criteria are met. Purchase price previously allocated to an assembled workforce may no longer be accounted for separately; rather, it is subsumed into goodwill. Beginning January 1, 2002, SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
The adoption of SFAS 141 and SFAS 142 will not have an impact on the Company.

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

  If the merger agreement is terminated, in addition to funding our ongoing expenses, we could be required to repay outstanding amounts under the credit agreement and, under certain circumstances, termination and other fees and expenses totaling $2.2 million. If divine terminates the merger agreement because we have breached a covenant or agreement or representation or warranty or our board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, we would be required to repay all outstanding amounts within 90 days after the termination date. If we terminate the merger agreement because divine's stock price closes for 10 consecutive trading days below $0.329, we would be required to repay all outstanding amounts within 180 days after the termination date. If we terminate the merger agreement because divine has breached a covenant or agreement or representation or warranty or divine's board of directors withdraws its recommendation of the merger, all outstanding amounts convert to shares of our common stock $0.94 per share. If we are required to repay outstanding loans from divine or some or all of the other expenses as a result of the termination of the merger agreement, we would be required to raise a significant amount of capital and the covenants in the credit agreement with divine prohibit us from raising additional capital or incurring additional debt without repaying divine in full. As a result, it is likely that, if the merger agreement is terminated and the outstanding loan balance is not converted into equity, we would not be able to continue as a going concern unless we were able to raise this additional capital quickly. In any event, we would be required to significantly curtail our operations to allow us to continue to operate while we attempted to secure additional sources of capital. If we require additional financing for any reason, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders would be substantially diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

  We are currently developing internally a software application on which we intend to run our business. We expect that this application will provide the framework in which we provide services to our customers, including provisioning and service and support. We have expended, and will continue to expend, significant resources in developing this application. If we are unable to develop this system in a cost-effective and timely manner, or at all, or if the functionality we develop in this system does not support our business, our business, financial condition and operating results could be adversely affected.

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


                              Data Return Corporation



Dated: November 16, 2001      By:  / s/ Stuart A. Walker
                               -------------------------------------------
                              Stuart A. Walker, Vice President
                              Chief Financial Officer
                              (Principal Financial & Accounting Officer &
                               Authorized Officer)